Form 10-Q
period 2001-03-31
CEDAR BRAKES I LLC
filed 2001-06-22
CIK 1126311

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER

                             CEDAR BRAKES I, L.L.C.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                       76-0613738
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

              EL PASO BUILDING
            1001 LOUISIANA STREET
               HOUSTON, TEXAS                                       77002
  (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Member interests, par value $100 per share. Shares outstanding on June 22, 2001: 10

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CEDAR BRAKES I, L.L.C.

                              STATEMENT OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                              MARCH 31, 2001
                                                              --------------
Operating revenues
  Electricity sales.........................................     $14,759
                                                                 -------
Operating expenses
  Electricity purchases.....................................       6,120
  Change in mark-to-market valuation of power agreements....       9,459
  Administrative fees to affiliate..........................          25
  Other.....................................................           6
                                                                 -------
                                                                  15,610
                                                                 -------
Operating loss..............................................        (851)
                                                                 -------
Other (income) expense
  Interest income...........................................        (261)
  Interest and debt expense.................................       6,746
                                                                 -------
                                                                   6,485
                                                                 -------
Net loss before cumulative effect of accounting change......      (7,336)
Cumulative effect of accounting change......................      89,368
                                                                 -------
Net income..................................................     $82,032
                                                                 =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               MARCH 31,   DECEMBER 31,
                                                                 2001          2000
                                                               ---------   ------------
                                 ASSETS
Current assets
  Cash and cash equivalents.................................   $  7,482      $  8,692
  Accounts receivable -- Public Service Electric............      5,542         5,272
  Power purchase agreement..................................     19,596            --
  Power services agreement..................................      7,183            --
                                                               --------      --------
          Total current assets..............................     39,803        13,964
Power purchase agreement....................................    332,558       283,893
Power services agreement....................................      4,465            --
Restricted cash.............................................     13,201        13,201
Deferred financing costs, net...............................      4,950         5,060
                                                               --------      --------
          Total assets......................................   $394,977      $316,118
                                                               ========      ========

                    LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable
     Trade..................................................   $     42      $     12
     Affiliate..............................................      2,354         1,743
  Accrued interest payable..................................      3,080         6,894
  Current maturities of long-term debt......................      5,858            --
                                                               --------      --------
          Total current liabilities.........................     11,334         8,649
Long-term debt, net of current maturities...................    304,742       310,600

Commitments

Member's capital............................................     78,901        (3,131)
                                                               --------      --------
          Total liabilities and member's capital............   $394,977      $316,118
                                                               ========      ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                              MARCH 31, 2001
                                                              --------------
Operating activities
  Net income................................................     $82,032
  Adjustments to reconcile net income to net cash from
     operating activities
     Cumulative effect of accounting change.................     (89,368)
     Change in mark-to-market valuation of power
      agreements............................................       9,459
     Amortization of deferred financing costs...............         110
     Working capital changes
       Accounts receivable -- Public Service Electric.......        (270)
       Accounts payable -- trade and affiliate..............         641
       Accrued interest payable.............................      (3,814)
                                                                 -------
          Net cash used in operating activities.............      (1,210)
                                                                 -------
Decrease in cash and cash equivalents.......................      (1,210)
Cash and cash equivalents, beginning of period..............       8,692
                                                                 -------
Cash and cash equivalents, end of period....................     $ 7,482
                                                                 =======
Supplemental disclosure of cash flow information:
  Interest paid.............................................     $10,414
                                                                 =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                       NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     On May 2, 2001, we filed a registration statement on Form S-4 (Registration No. 333-50828) to exchange all of our senior secured bonds for registered series B senior secured bonds. This registration statement became effective May 8, 2001. We are required under the rules of the Securities and Exchange Commission
(SEC) to file this Form 10-Q within 45 days after the effective date of the registration statement.

     We are a single member Delaware limited liability company organized in March 2000, pursuant to the terms of a limited liability company agreement. We are owned indirectly by Chaparral Investors, L.L.C. Chaparral is owned by Limestone Electron Trust and El Paso Corporation. We began operations on September 27, 2000, when we acquired a long-term power purchase agreement to sell electric capacity and electric energy to Public Service Electric & Gas Company.

     Our 2000 audited financial statements as presented in our registration statement on Form S-4 include a summary of our significant accounting policies and other disclosures. You should read our audited financial statements in conjunction with this Quarterly Report on Form 10-Q. The financial statements at March 31, 2001, and for the quarter ended March 31, 2001, are unaudited. The balance sheet at December 31, 2000, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the SEC and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses.

  Intangible Assets and Derivative Instruments

     Prior to January 1, 2001, our intangible assets represented the value of the power purchase agreement with Public Service Electric that we acquired and were amortizing ratably as we recognized revenue under the agreement. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001, this power purchase agreement was adjusted to its fair value since it met the definition of a derivative. The difference between the fair value and unamortized cost was recorded in earnings. Amortization of the intangible assets ceased January 1, 2001.

     With the adoption of SFAS No. 133, we now record all derivative instruments on the balance sheet at their fair value. Our derivative instruments consist of our power purchase agreement and power services agreement. These agreements are recorded at their fair value with changes in fair value reported in current period earnings. We estimate the fair value of these agreements based upon the expected cash receipts and payments derived from these agreements compared to our estimate of future power prices in the respective market. Estimates of the future prices of power are based upon the forward pricing curve of the appropriate interconnect, and this curve is derived from actual prices observed in the market, price quotes from brokers and extrapolation models.

2. LIMITED LIABILITY COMPANY

     Under Delaware law, no member of a limited liability company is obligated personally for any debt, obligation, or liability of a limited liability company simply because they are a member of that limited liability company. Such debts, liabilities and obligations are solely ours.

3. ACCOUNTING FOR DERIVATIVE ACTIVITIES

     On January 1, 2001, we adopted the provisions of SFAS No. 133. For the quarter ended March 31, 2001, we recorded a cumulative effect of accounting change of approximately $89.4 million. As of March 31, 2001, the fair value of the power agreements reflected on the balance sheet was as follows:

                                                              (IN THOUSANDS)
Power purchase agreement....................................     $352,154
Power services agreement....................................       11,648
                                                                 --------
          Total.............................................     $363,802
                                                                 ========

4. COMMITMENTS

  Power Purchase Agreement

     We have a power purchase agreement with Public Service Electric that extends through August 2013. Under this agreement, we are required to arrange for energy capacity to be made available to Public Service Electric. Additionally, we will sell and deliver energy at fixed rates to Public Service Electric at specified delivery points, the annual deliveries of which cannot exceed thresholds varying from 570,519 megawatt hours to 855,779 megawatt hours per year.

     If we fail to provide all or part of the required energy capacity for reasons other than a force majeure event or system emergency, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the power purchase agreement. Generally, the credit would equal the excess of the average market marginal hourly price, if any, over the price as stated in our power purchase agreement for those hours in which the shortfall occurred.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy deliveries for reasons other than a force majeure event or a system emergency, Public Service Electric's payment to us will be reduced by a credit as specified in the power purchase agreement. Generally the credit would equal the excess price paid, if any, for energy by Public Service Electric over the price as stated in our power purchase agreement.

  Power Services Agreement

     We have a power services agreement to purchase power from El Paso Merchant Energy, L.P., an affiliate of El Paso, at various fixed prices each year through August 2013. We are required to purchase 123 megawatts of energy capacity from El Paso Merchant Energy throughout the term of the contract. We are not required to purchase a specific quantity of energy from El Paso Merchant Energy, but we have the option to purchase energy, the annual deliveries of which cannot exceed corresponding thresholds as described in the power purchase agreement. All energy purchased under this agreement will be supplied to Public Service Electric, and only the amount requested by Public Service Electric will be purchased.

     If El Paso Merchant Energy fails to deliver all or part of the scheduled energy to us, for any reason other than a force majeure event or a system emergency, our payment to El Paso Merchant Energy will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described in the power purchase agreement. If El Paso Merchant Energy fails in any month to provide all or part of the capacity, for any reason other than a force majeure event or a system emergency, our payment to El Paso Merchant Energy will be reduced by a credit calculated in the same manner as the credit to Public Service Electric should we fail to provide capacity under the power purchase agreement.

5. RELATED PARTY TRANSACTIONS

  Administrative Services Agreement

     We have an administrative services agreement with El Paso Merchant Energy to provide project management, finance and accounting services to us for a fee of $100,000 per year through 2013. In addition to the base fee, we are obligated to reimburse El Paso Merchant Energy for direct expenses other than project management, finance and accounting services that may be incurred on our behalf. Fees and expenses under this agreement are due and payable only to the extent that we have sufficient cash after paying obligations under our bond indenture. On February 15, 2001, we paid El Paso Merchant Energy approximately $34,000 under the terms of this agreement.

  Affiliated Accounts Payable

     Affiliated accounts payable primarily represents the liability for energy purchased by us from El Paso Merchant Energy as well as administrative services fees due to El Paso Merchant Energy.

     See Note 4 for additional discussion on commitments with related parties.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2001 and December 31, 2000, the carrying amounts of our financial instruments including cash, cash equivalents, and trade receivables and payables are representative of fair value because of their short-term maturity. The fair value of our long-term debt was $331.7 million as of March 31, 2001, and $310.6 million as of December 31, 2000. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

     With the adoption of the provisions of SFAS No. 133 on January 1, 2001, our power purchase agreement and power services agreement now meet the definition of a derivative under the provisions of SFAS No. 133. They were marked-to-market when we adopted the standard. The fair value of the power agreements at March 31, 2001, was estimated based on the forward pricing curve of the appropriate interconnect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our registration statement on Form S-4 (Registration No. 333-50828) dated May 2, 2001, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

GENERAL

     Our company has no employees, and we rely upon El Paso Merchant Energy to perform our responsibilities under our material agreements. Our material assets are comprised of the power purchase agreement, receivables that are generated by, or accrue under, the power purchase agreement, the proceeds of such receivables, our interest in amounts held in accounts described in this report and our material agreements. We have no material obligations other than those under our bonds, our bond indenture and our material agreements.

RESULTS OF OPERATIONS

     We were formed in March 2000, but did not begin operations until September 27, 2000, when we acquired the power purchase agreement from Newark Bay Cogeneration Partnership L.P. As a result, our discussion of financial condition and results of operations only encompasses those periods required in this report in which we had operations.

     During the quarterly period ended March 31, 2001, we generated revenues of $14.8 million from sales of electricity and capacity to Public Service Electric. Operating expenses totaled $15.6 million, primarily from $6.1 million in payments to El Paso Merchant Energy for purchases of power and from the $9.5 million non-cash change in the fair value of our power purchase and power services agreements, both of which are reflected in our March 31, 2001 financial statements at their fair value. Our operating expenses also include fees to El Paso Merchant Energy under our administrative services agreement with them. The annual fees to El Paso Merchant Energy under the administrative services agreement are established in our agreements and are a total of $0.1 million annually. These fees to El Paso Merchant Energy accrue annually, but are only payable to the extent that there are amounts on deposit in the collections account after payment of all current and past due amounts having a payment priority ranking above these fees. Interest and debt expense for the period was $6.7 million. Our net loss during this period before cumulative effect of accounting change was $7.3 million. We recognized income of $89.4 million as a non-cash cumulative effect of accounting change upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Our net income during the period was $82.0 million.

ACCOUNTING FOR DERIVATIVES

     With the adoption of the provisions of SFAS No. 133 on January 1, 2001, we now record all derivative instruments on the balance sheet at their fair value. Our power purchase agreement and power services agreement met the definition of a derivative under the provisions of SFAS No. 133 and, accordingly, were marked-to-market when we adopted the standard, resulting in a non-cash increase to our assets and a credit to income of $89.4 million. As a result of our adoption of SFAS No. 133, future changes in the market value of these contracts will be recognized in earnings. The initial impact of adoption was based upon the expected cash receipts and payments derived from the power purchase agreement and the power services agreement compared to our estimate of future power prices in the respective markets. Estimates of the future prices of power are based on the forward pricing curve of the appropriate interconnect, and this curve is derived from actual prices observed in the market, price quotes from brokers and extrapolation models. The effect of adopting SFAS No. 133 has been classified as a cumulative effect of a change in accounting principle in our 2001 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     We have no capital requirements, either in the short or long term. We believe that cash flows from operations will be sufficient to satisfy our cash and liquidity requirements, including the payments of interest and principal on the bonds and the payment of our operating expenses.

     The annual energy deliveries may be scheduled and delivered at any time during the calendar year (subject to meeting the minimum energy deliveries requirement, prior notification provisions and maximum delivery rate limits). Although our revenues and net cash flows, determined on an annual basis, should remain relatively stable, our monthly revenues and net cash flows will vary significantly, particularly during peak summer months (June through September) due to the cyclical nature of our operations. We receive our last monthly payment from Public Service Electric for each year on January 31 of the following calendar year. Interest payments on the bonds are made semi-annually, each February 15 and August 15 of each year, and principal payments are made annually on February 15 of each year.

     In order to offset any timing differences between our cash flows from the energy deliveries and our interest and principal payments on the bonds, we funded a liquidity account in an amount equal to the amount of our next interest payment. The purpose of the liquidity account is to provide the trustee additional cash, if needed, to fund interest payments.

     During the period from the inception of operations in September 2000 to the end of March 2001, we generated funds of approximately $18.5 million available for debt service from the sale of power. Interest for this period was approximately $13.5 million, providing an interest coverage ratio of 1.37. Including the proportionate principal payment for the same period of approximately $2.1 million, the debt service coverage ratio was 1.19.

                                   MANAGEMENT

     Pursuant to our limited liability company agreement, all management powers of our company are managed by a management committee comprised of five managers, consisting of three managers appointed by Mesquite Investors, L.L.C., a subsidiary of Chaparral Investors, L.L.C., our parent company, and two independent managers. Our day-to-day operations are managed by officers and employees of El Paso Merchant Energy under the administrative services agreement.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows cash flows and weighted average interest rates of our interest bearing securities, by expected maturity date. The fair value of fixed rate long-term debt was estimated based on quoted market prices for the same or similar issues.

                                                   EXPECTED FISCAL YEAR OF MATURITY OF CARRYING VALUE AS OF MARCH 31,
                                             -------------------------------------------------------------------------------
                                             2001    2002     2003     2004      2005     THEREAFTER    TOTAL     FAIR VALUE
                                             ----   ------   ------   -------   -------   ----------   --------   ----------
                                                                         (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt, including current
  portion -- fixed rate....................  $--    $5,858   $7,872   $11,026   $15,254    $270,590    $310,600    $331,739
      Average interest rate................            8.5%     8.5%      8.5%      8.5%        8.5%

     We are also exposed to market risks from changes in power prices as a result of our power purchase and power services agreements. However, given the fixed price terms of these agreements and the market pricing for the appropriate interconnects, our total exposure under these agreements to changes in power prices is insignificant. The fair value of these agreements at March 31, 2001, was $363.8 million.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as part of this report and is incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
          NO.                                      DESCRIPTION
        -------                                    -----------

          3.A              -- Certificate of Formation of Cedar Brakes I, L.L.C. dated as of March 3, 2000 (Exhibit 3.1 to Cedar Brakes' Form
                              S-4 filed November 28, 2000).

          3.B              -- Amended and Restated Limited Liability Company Agreement
                              of Cedar Brakes dated September 11, 2000 (Exhibit 3.2 to
                              Cedar Brakes Form S-4 filed November 28, 2000), as
                              amended by Amendment No. 1, dated October 19, 2000
                              (Exhibit 3.3 to Cedar Brakes' Form S-4 filed November 28,
                              2000) and Amendment No. 2, dated January 19, 2001
                              (Exhibit 3.4 to Cedar Brakes' Form S-4/A filed February
                              2, 2001).

          4.A              -- Indenture dated as of September 26, 2000 between Cedar
                              Brakes and Bankers Trust Company (Exhibit 4.1 to Cedar
                              Brakes' Form S-4 filed November 28, 2000). First
                              Supplemental Indenture dated as of November 20, 2000
                              between Cedar Brakes and Bankers Trust (Exhibit 4.2 to
                              Cedar Brakes' Form S-4 filed November 28, 2000) and the
                              Second Supplemental Indenture dated as of January 19,
                              2001 between Cedar Brakes and Bankers Trust (Exhibit
                              4.2(a) to Cedar Brakes' Form S-4/A filed February 2,
                              2001).

          4.B              -- Registration Rights Agreement dated as of September 20,
                              2000 between Cedar Brakes and Credit Suisse First Boston
                              (Exhibit 4.9 to Cedar Brakes' Form S-4 filed November 28,
                              2000).

         10.A              -- Amended and Restated Power Purchase Agreement dated as of
                              March 21, 2000 between Cedar Brakes and Public Service
                              Electric & Gas Company (Exhibit 10.1 to Cedar Brakes'
                              Form S-4 filed November 28, 2000).

        EXHIBIT
          NO.                                      DESCRIPTION
        -------                                    -----------

         10.B              -- Power Services Agreement dated September 20, 2000 between
                              Cedar Brakes and El Paso Merchant Energy, L.P. (Exhibit
                              10.2 to Cedar Brakes' Form S-4 filed November 28, 2000).

         10.C              -- Administrative Services Agreement dated as of September
                              20, 2000 between Cedar Brakes and El Paso Merchant Energy
                              (Exhibit 10.3 to Cedar Brakes' Form S-4 filed November
                              28, 2000).

     Undertaking

          The undersigned hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of Cedar Brakes not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of the total consolidated assets of Cedar Brakes.

b. Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CEDAR BRAKES I, L.L.C.

Date: June 22, 2001                                                    /s/ JOHN L. HARRISON
                                                             -----------------------------------------
                                                                         John L. Harrison
                                                                      Vice President, Senior
                                                                         Managing Director
                                                                   (Principal Financial Officer)

Date: June 22, 2001                                                   /s/ CECILIA T. HEILMANN
                                                             -----------------------------------------
                                                                        Cecilia T. Heilmann
                                                                     Vice President, Managing
                                                                      Director and Controller
                                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                      DESCRIPTION
        -------                                    -----------

          3.A              -- Certificate of Formation of Cedar Brakes I, L.L.C. dated as of March 3, 2000 (Exhibit 3.1 to Cedar Brakes' Form
                              S-4 filed November 28, 2000).

          3.B              -- Amended and Restated Limited Liability Company Agreement
                              of Cedar Brakes dated September 11, 2000 (Exhibit 3.2 to
                              Cedar Brakes Form S-4 filed November 28, 2000), as
                              amended by Amendment No. 1, dated October 19, 2000
                              (Exhibit 3.3 to Cedar Brakes' Form S-4 filed November 28,
                              2000) and Amendment No. 2, dated January 19, 2001
                              (Exhibit 3.4 to Cedar Brakes' Form S-4/A filed February
                              2, 2001).

          4.A              -- Indenture dated as of September 26, 2000 between Cedar
                              Brakes and Bankers Trust Company (Exhibit 4.1 to Cedar
                              Brakes' Form S-4 filed November 28, 2000). First
                              Supplemental Indenture dated as of November 20, 2000
                              between Cedar Brakes and Bankers Trust (Exhibit 4.2 to
                              Cedar Brakes' Form S-4 filed November 28, 2000) and the
                              Second Supplemental Indenture dated as of January 19,
                              2001 between Cedar Brakes and Bankers Trust (Exhibit
                              4.2(a) to Cedar Brakes' Form S-4/A filed February 2,
                              2001).

          4.B              -- Registration Rights Agreement dated as of September 20,
                              2000 between Cedar Brakes and Credit Suisse First Boston
                              (Exhibit 4.9 to Cedar Brakes' Form S-4 filed November 28,
                              2000).

         10.A              -- Amended and Restated Power Purchase Agreement dated as of
                              March 21, 2000 between Cedar Brakes and Public Service
                              Electric & Gas Company (Exhibit 10.1 to Cedar Brakes'
                              Form S-4 filed November 28, 2000).

         10.B              -- Power Services Agreement dated September 20, 2000 between
                              Cedar Brakes and El Paso Merchant Energy, L.P. (Exhibit
                              10.2 to Cedar Brakes' Form S-4 filed November 28, 2000).

         10.C              -- Administrative Services Agreement dated as of September
                              20, 2000 between Cedar Brakes and El Paso Merchant Energy
                              (Exhibit 10.3 to Cedar Brakes' Form S-4 filed November
                              28, 2000).