Form 10-Q
period 2001-06-30
CEDAR BRAKES I LLC
filed 2001-08-14
CIK 1126311

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-50828

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

     Member interests, par value $100 per share. Shares outstanding on August 13, 2001: 10

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CEDAR BRAKES I, L.L.C.

                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              QUARTER ENDED    SIX MONTHS ENDED
                                                              JUNE 30, 2001     JUNE 30, 2001
                                                              --------------   ----------------
Operating revenues
  Electricity sales.........................................     $15,634           $30,393
                                                                 -------           -------
Operating expenses
  Electricity purchases.....................................       6,437            12,557
  Change in mark-to-market valuation of power agreements....         354             9,813
  Administrative fees to affiliate..........................          25                50
  Other.....................................................          --                 6
                                                                 -------           -------
                                                                   6,816            22,426
                                                                 -------           -------
Operating income............................................       8,818             7,967
                                                                 -------           -------
Other (income) expense
  Interest income...........................................        (247)             (508)
  Interest and debt expense.................................       6,524            13,270
                                                                 -------           -------
                                                                   6,277            12,762
                                                                 -------           -------
Net income (loss) before cumulative effect of accounting
  change....................................................       2,541            (4,795)
Cumulative effect of accounting change......................          --            89,368
                                                                 -------           -------
Net income..................................................     $ 2,541           $84,573
                                                                 =======           =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               JUNE 30,   DECEMBER 31,
                                                                 2001         2000
                                                               --------   ------------
                                ASSETS
Current assets
  Cash and cash equivalents.................................   $ 17,099     $  8,692
  Accounts receivable -- Public Service Electric & Gas
     Company................................................      5,513        5,272
  Power purchase agreement..................................     31,549           --
                                                               --------     --------
          Total current assets..............................     54,161       13,964
                                                               --------     --------
Power purchase agreement....................................    359,549      283,893
Restricted cash.............................................     13,201       13,201
Deferred financing costs, net...............................      4,814        5,060
                                                               --------     --------
          Total assets......................................   $431,725     $316,118
                                                               ========     ========

                   LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable
     Trade..................................................   $     41     $     12
     Affiliate..............................................      2,312        1,743
  Accrued interest payable..................................      9,680        6,894
  Power services agreement..................................      1,331           --
  Current maturities of long-term debt......................      5,858           --
                                                               --------     --------
          Total current liabilities.........................     19,222        8,649
                                                               --------     --------
Power services agreement....................................     26,319           --
Long-term debt, less current maturities.....................    304,742      310,600

Commitments

Member's capital............................................     81,442       (3,131)
                                                               --------     --------
          Total liabilities and member's capital............   $431,725     $316,118
                                                               ========     ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                            STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                               JUNE 30, 2001
                                                              ----------------
Cash flows from operating activities
  Net income................................................      $84,573
  Adjustments to reconcile net income to net cash from
     operating activities
     Cumulative effect of accounting change.................      (89,368)
     Change in mark-to-market valuation of power
      agreements............................................        9,813
     Amortization of deferred financing costs...............          246
     Working capital changes
       Accounts receivable -- Public Service Electric.......         (241)
       Accounts payable -- trade and affiliate..............          598
       Accrued interest payable.............................        2,786
                                                                  -------
          Net cash provided by operating activities.........        8,407
                                                                  -------
Increase in cash and cash equivalents.......................        8,407
Cash and cash equivalents
  Beginning of period.......................................        8,692
                                                                  -------
  End of period.............................................      $17,099
                                                                  =======
Supplemental disclosure of cash flow information
  Interest paid.............................................      $10,414
                                                                  =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                       NOTES TO THE FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     We are a single member Delaware limited liability company organized in March 2000, pursuant to the terms of a limited liability company agreement. We are owned indirectly by Chaparral Investors, L.L.C., who is owned by the Limestone Electron Trust and a subsidiary of El Paso Corporation. We began operations on September 27, 2000, when we acquired a long-term power purchase agreement to sell electric energy and provide electric capacity to Public Service Electric & Gas Company.

     Our December 31, 2000, audited financial statements, as presented in our registration statement on Form S-4, include a summary of our significant accounting policies and other disclosures. You should read those financial statements in conjunction with this Quarterly Report on Form 10-Q. The financial statements at June 30, 2001, and for the quarter and six months ended June 30, 2001, are unaudited. The balance sheet at December 31, 2000, is derived from our audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business.

     Our accounting policies are consistent with those discussed in our Form S-4, except as discussed below.

  Intangible Assets and Derivative Instruments

     As of December 31, 2000, our intangible assets represented the unamortized acquisition cost of a power purchase agreement with Public Service Electric. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, on
January 1, 2001, we adjusted this power purchase agreement to its fair value since it met the definition of a derivative. The difference between the fair value and the unamortized cost on January 1, 2001, was recorded as a cumulative effect of an accounting change in our income statement.

     We record all derivative instruments on our balance sheet at their fair value. Our derivative instruments consist of our power purchase agreement and power services agreement. Changes in the fair value of these agreements are reported in current period earnings. We estimate the fair value of these agreements based upon the expected cash receipts and payments derived from these agreements compared to our estimate of future power prices. Our estimates of the timing of cash receipts and payments are based on the estimated timing of power delivered under our power purchase and power services agreements. These estimates also consider the minimum and maximum delivery requirements under those agreements. Estimates of the future prices of power are based upon the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from actual prices observed in the market, price quotes from brokers and extrapolating models. See Note 4 for additional information on the power purchase and power services agreements.

2. LIMITED LIABILITY COMPANY

     As a limited liability company, our members are not personally obligated for our debt, obligations, or other liabilities simply because they are our members.

3. ACCOUNTING FOR DERIVATIVE ACTIVITIES

     On January 1, 2001, we adopted SFAS No. 133, and recorded a cumulative effect of accounting change of approximately $89.4 million. The fair value of the power agreements reflected on our balance sheet is as follows:

                                                                 JUNE 30,
                                                                   2001
                                                              --------------
                                                              (IN THOUSANDS)
Power purchase agreement....................................     $391,098
Power services agreement....................................      (27,650)
                                                                 --------
          Total.............................................     $363,448
                                                                 ========

4. POWER AGREEMENTS

  Power Purchase Agreement

     We have a power purchase agreement with Public Service Electric that extends through August 2013. Under this agreement, we are required to sell and deliver energy to Public Service Electric at fixed prices and at specified delivery points. The prices under the agreement are specified on an annual basis, and escalate each year over the contract term. For 2001, the price is $72.17 per megawatt hour, increasing annually to $92.43 per megawatt hour in 2013. The amount of energy delivered under this agreement is subject to an annual minimum and maximum requirement. We must deliver a minimum of 394,000 megawatt hours annually, with 40,000 megawatt hours required in each of the months of June through September. The remainder of the minimum requirements must be met during the other months in the year. During any one year, total deliveries cannot exceed the specified maximum amounts, which range from 788,954 megawatt hours to 855,779 megawatt hours over the life of the contract.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy delivery requirements for reasons within our control, Public Service Electric's payment to us will be reduced by a credit. Generally the credit would equal the excess price paid, if any, for energy purchased by Public Service Electric over the prices stated in our power purchase agreement.

     In addition to energy deliveries, we are required to provide 123 megawatts per day of capacity to Public Service Electric. If we fail to provide all or part of this capacity for reasons within our control, we are required to pay Public Service Electric an amount equal to its cost to acquire this capacity from third parties.

  Power Services Agreement

     In order to meet our energy delivery commitments under the power purchase agreement, we entered into a power services agreement with El Paso Merchant Energy, L.P., an affiliate of El Paso. The power services agreement has the same term as the power purchase agreement. Under this agreement, we purchase energy at a fixed price and at quantities sufficient to meet our obligations to Public Service Electric under the power purchase agreement. The fixed prices under the power services agreement escalate each year, and range from $29.71 per megawatt hour in 2001 to $33.75 per megawatt hour in 2013.

     If El Paso Merchant Energy fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described in the power purchase agreement.

     The power services agreement also provides that El Paso Merchant Energy deliver sufficient amounts of capacity to meet our capacity requirements under the power purchase agreement. If El Paso Merchant Energy fails to provide all or part of the capacity, for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as our payment to Public Service Electric if we fail to provide capacity under the power purchase agreement.

     Because our power purchase and power services agreements are similar in terms of quantities of energy bought and sold, and since prices under these agreements are fixed, the execution of these agreements results in our ability to earn a fixed margin. Assuming that minimum energy delivery requirements are met and all capacity requirements are made available, this margin will range from $42.46 to $59.99 per megawatt hour sold over the life of the agreements.

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

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 2001 and December 31, 2000, the carrying amounts of our financial instruments including cash, cash equivalents, and trade receivables and payables are representative of fair value because of their short-term maturity. The fair value of our long-term debt was $329.6 million as of June 30, 2001, and $310.6 million as of December 31, 2000. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

     Our power purchase and power services agreements meet the definition of derivatives under the provisions of SFAS No. 133, and are recorded at their fair value. The fair value of these agreements at June 30, 2001, was estimated based on the forward pricing curve of the appropriate delivery or receipt point for power bought and sold under these agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with information disclosed in our registration statement on Form S-4 (Registration No. 333-50828) dated May 2, 2001, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

GENERAL

     Our company has no employees, and we rely upon El Paso Merchant Energy to perform our responsibilities under our material agreements. Our material assets are comprised of the power purchase agreement, receivables that are generated by, or accrue under that agreement, the proceeds of such receivables, our interest in amounts held in accounts described in this report and our material agreements. We have no material obligations other than those under our bonds, our bond indenture, and our power services and administrative services agreements.

RESULTS OF OPERATIONS

     We were formed in March 2000, but did not begin operations until September 27, 2000, when we acquired the power purchase agreement from Newark Bay Cogeneration Partnership L.P. As a result, our discussion of financial condition and results of operations only encompasses those periods in which we had operations.

     For the quarter ended June 30, 2001, our net income was $2.5 million. During the quarter, we generated revenues of $15.6 million from sales of electricity and capacity to Public Service Electric. Operating expenses totaled $6.8 million, including $6.4 million in expenses related to power purchased from El Paso Merchant Energy and $0.4 million of non-cash losses as a result of changes in the fair values of our power purchase and power services agreements, both of which are reflected in our June 30, 2001 financial statements at their fair value. Our operating expenses also include fees to El Paso Merchant Energy under our administrative services agreement. The annual fee to El Paso Merchant Energy under this agreement is $0.1 million. These fees accrue annually, but are only payable to the extent that there are amounts on deposit in the collections account after payment of all current and past due amounts having a payment priority ranking above these fees. Interest and debt expense for the quarter ended June 30, 2001, was $6.5 million.

     For the six months ended June 30, 2001, we had net income of $84.6 million, including income of $89.4 million as a result of our adoption of SFAS No. 133 on January 1, 2001. Prior to this item, our net loss was $4.8 million. During the first six months of 2001, we generated revenues of $30.4 million from sales of electricity and capacity to Public Service Electric. Operating expenses totaled $22.4 million, including $12.6 million in expenses related to power purchased from El Paso Merchant Energy and $9.8 million of non-cash losses as a result of changes in the fair value of our power purchase and power services agreements. Our operating expenses also include fees accrued under our administrative services agreement with El Paso Merchant Energy. Interest and debt expense for the six months ended June 30, 2001, was $13.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     We have no capital requirements, either short or long term since our primary purpose is to administer the terms of our power purchase and power services agreements. We believe that cash flows from our operations will be sufficient to satisfy our cash and liquidity requirements, including payments of interest and principal on our bonds and the payment of our operating expenses.

     Annual energy deliveries under our power purchase agreement with Public Service Electric may be scheduled and delivered at any time during the calendar year subject to the minimum requirements and maximum limits called for under the agreement. Since annual delivery requirements will be within these minimum and maximum delivery amounts, our revenues and net cash flows, determined on an annual basis, should remain relatively stable. However, our monthly and quarterly revenues and net cash flows will vary significantly, particularly during peak summer months (June through September) due to the cyclical nature of our operations. Payments on power sold to Public Service Electric are due in the month following delivery.

Interest payments on our bonds are made semi-annually, each February 15 and August 15 of each year, and principal payments are made annually on February 15 of each year.

     In order to offset any timing differences between our cash flows from energy bought and sold and our interest and principal payments, we funded a liquidity account in an amount equal to the amount of our next interest payment. The purpose of the liquidity account is to provide the trustee additional cash, if needed, to fund interest payments.

     During the period from the inception of operations in September 2000 to the end of June 2001, we generated funds of approximately $28.2 million available for debt service from the sale of power. Interest for this period was approximately $20.3 million, providing an interest coverage ratio of 1.39. Including the proportionate principal payment for the same period of approximately $3.2 million, the debt service coverage ratio was 1.20.

                                   MANAGEMENT

     Pursuant to our limited liability company agreement, management powers of our company are managed by a committee comprised of five managers. Three of these managers are appointed by Mesquite Investors, L.L.C., a subsidiary of Chaparral Investors, L.L.C., our parent company, and two managers are independent. Our day-to-day operations are managed by officers and employees of El Paso Merchant Energy under our administrative services agreement with them.

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

                                                  EXPECTED MATURITY DATE OF CARRYING VALUE AS OF JUNE 30,
                                             ------------------------------------------------------------------
                                             2001    2002     2003     2004      2005     THEREAFTER    TOTAL     FAIR VALUE
                                             ----   ------   ------   -------   -------   ----------   --------   ----------
                                                                         (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt, including current
  portion -- fixed rate....................  $--    $5,858   $7,872   $11,026   $15,254    $270,590    $310,600    $329,586
      Average interest rate................            8.5%     8.5%      8.5%      8.5%        8.5%

     Our power purchase agreement and power services agreement meet the definition of derivatives under the provisions of SFAS No. 133, and are carried at their fair value. The fair value of these agreements at June 30, 2001, was estimated based on the forward pricing curve of the appropriate delivery or receipt point for power we buy and sell.

                                                        10% INCREASE            10% DECREASE
                                                    ---------------------   ---------------------
                                           FAIR       FAIR      INCREASE      FAIR      INCREASE
                                          VALUE      VALUE     (DECREASE)    VALUE     (DECREASE)
                                         --------   --------   ----------   --------   ----------
                                                              (IN THOUSANDS)
Power purchase agreement...............  $391,098   $371,392    $(19,706)   $410,603    $ 19,505
Power services agreement...............   (27,650)    (9,966)     17,684     (45,170)    (17,520)
                                         --------   --------    --------    --------    --------
          Total........................  $363,448   $361,426    $ (2,022)   $365,433    $  1,985
                                         ========   ========    ========    ========    ========

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     None.

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CEDAR BRAKES I, L.L.C.

Date: August 14, 2001                                                  /s/ JOHN L. HARRISON
                                                             -----------------------------------------
                                                                         John L. Harrison
                                                                      Vice President, Senior
                                                                         Managing Director
                                                                   (Principal Financial Officer)

Date: August 14, 2001                                                 /s/ CECILIA T. HEILMANN
                                                             -----------------------------------------
                                                                        Cecilia T. Heilmann
                                                                     Vice President, Managing
                                                                      Director and Controller
                                                                  (Principal Accounting Officer)