Form 10-Q
period 2001-09-30
CEDAR BRAKES I LLC
filed 2001-11-14
CIK 1126311

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     Member interests, par value $100 per share. Shares outstanding on November 13, 2001: 10

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CEDAR BRAKES I, L.L.C.

                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      PERIOD FROM
                                                                                       INCEPTION
                                                   QUARTER ENDED     NINE MONTHS    (MARCH 3, 2000)
                                                   SEPTEMBER 30,        ENDED             TO
                                                  ---------------   SEPTEMBER 30,    SEPTEMBER 30,
                                                   2001      2000       2001             2000
                                                  -------    ----   -------------   ---------------
Operating revenues
  Electricity sales.............................  $16,627    $849      $47,020           $849
                                                  -------    ----      -------           ----
Operating expenses
  Electricity purchases.........................    6,866     276       19,423            276
  Change in mark-to-market valuation of power
     agreements.................................    4,116      --       13,929             --
  Administrative fees to affiliate..............       25       1           75              1
  Amortization of power purchase agreement......       --     186           --            186
  Other.........................................       11      --           17             --
                                                  -------    ----      -------           ----
                                                   11,018     463       33,444            463
                                                  -------    ----      -------           ----
Operating income................................    5,609     386       13,576            386
                                                  -------    ----      -------           ----
Other (income) expense
  Interest income...............................     (216)     --         (724)            --
  Interest and debt expense.....................    6,967     298       20,237            298
                                                  -------    ----      -------           ----
                                                    6,751     298       19,513            298
                                                  -------    ----      -------           ----
Net loss before cumulative effect of accounting
  change........................................   (1,142)     88       (5,937)            88
Cumulative effect of accounting change..........       --      --       89,368             --
                                                  -------    ----      -------           ----
Net income (loss)...............................  $(1,142)   $ 88      $83,431           $ 88
                                                  =======    ====      =======           ====

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2001            2000
                                                               -------------   ------------
                                   ASSETS
Current assets
  Cash and cash equivalents.................................     $ 13,653        $  8,692
  Accounts receivable -- Public Service Electric & Gas
     Company................................................        5,716           5,272
  Power purchase agreement..................................       31,702              --
                                                                 --------        --------
          Total current assets..............................       51,071          13,964
                                                                 --------        --------
Power purchase agreement....................................      340,998         283,893
Restricted cash.............................................       13,201          13,201
Deferred financing costs, net...............................        4,668           5,060
                                                                 --------        --------
          Total assets......................................     $409,938        $316,118
                                                                 ========        ========

                      LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable
     Trade..................................................     $     --        $     12
     Affiliate..............................................        2,370           1,743
  Accrued interest payable..................................        3,300           6,894
  Power services agreement..................................          962              --
  Current maturities of long-term debt......................        5,858              --
                                                                 --------        --------
          Total current liabilities.........................       12,490           8,649
                                                                 --------        --------
Power services agreement....................................       12,406              --
Long-term debt, less current maturities.....................      304,742         310,600

Commitments

Member's capital............................................       80,300          (3,131)
                                                                 --------        --------
          Total liabilities and member's capital............     $409,938        $316,118
                                                                 ========        ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                PERIOD FROM INCEPTION
                                                           NINE MONTHS ENDED     (MARCH 3, 2000) TO
                                                           SEPTEMBER 30, 2001    SEPTEMBER 30, 2000
                                                           ------------------   ---------------------
Cash flows from operating activities
  Net income............................................        $ 83,431              $      88
  Adjustments to reconcile net income to net cash from
     operating activities
     Cumulative effect of accounting change.............         (89,368)                    --
     Change in mark-to-market valuation of power
       agreements.......................................          13,929                     --
     Amortization of power purchase agreement...........              --                    186
     Amortization of deferred financing costs...........             392                      4
     Working capital changes
       Accounts receivable..............................            (444)                (1,330)
       Accounts payable -- trade and affiliate..........             615                    277
       Accrued interest payable.........................          (3,594)                   294
       Other accrued liabilities........................              --                    432
                                                                --------              ---------
          Net cash provided by (used in) operating
            activities..................................           4,961                    (49)
                                                                --------              ---------
Cash flows from investing activities
  Purchase of power purchase agreement..................              --               (289,830)
                                                                --------              ---------
          Net cash used in investing activities.........              --               (289,830)
                                                                --------              ---------
Cash flows from financing activities
  Net proceeds from issuance of long-term debt..........              --                305,477
  Increase in restricted cash...........................              --                (13,201)
                                                                --------              ---------
          Net cash provided by financing activities.....              --                292,276
                                                                --------              ---------
Increase in cash and cash equivalents...................           4,961                  2,397
Cash and cash equivalents
  Beginning of period...................................           8,692                     --
                                                                --------              ---------
  End of period.........................................        $ 13,653              $   2,397
                                                                ========              =========
Supplemental disclosure of cash flow information
  Interest paid.........................................        $ 23,394              $      --
                                                                ========              =========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     We are a single member Delaware limited liability company organized in March 2000, under a limited liability company agreement. We are owned by Mesquite Investors, L.L.C., an entity which is indirectly owned by the Limestone Electron Trust and a subsidiary of El Paso Corporation. We began operations on September 27, 2000, when we acquired a long-term power purchase agreement to sell electric energy and provide electric capacity to Public Service Electric & Gas Company.

     Our December 31, 2000, audited financial statements, as presented in our registration statement on Form S-4, include a summary of our significant accounting policies and other disclosures. You should read those financial statements in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2001, and for the quarter and nine months ended September 30, 2001, are unaudited. The financial statements for the quarter ended September 30, 2000 and for the period from inception (March 3, 2000) to September 30, 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from our audited financial statements included in our registration statement on Form S-4. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business.

     Our accounting policies are consistent with those discussed in our Form S-4, except as discussed below. You should refer to our Form S-4 for a further discussion of those policies.

  Accounting for Power Purchase and Power Services Agreements

     As of December 31, 2000, our power purchase agreement asset represented the unamortized acquisition cost of a power purchase agreement we acquired in September 2000. Upon the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001, we adjusted this power purchase agreement and our power services agreement to their fair values since they met the definition of a derivative. The difference between the fair value and the unamortized cost of these agreements on January 1, 2001, was $89.4 million and was recorded as a cumulative effect of an accounting change in our statement of income.

     We record all derivative instruments on our balance sheet at their fair value. Our derivative instruments consist of our power purchase agreement and power services agreement. Changes in the fair value of these agreements are reported in our statement of income as a change in the mark-to-market valuation of power agreements. We estimate the fair value of these agreements based on cash receipts and payments using estimated future power prices compared to the expected cash receipts and payments using contractual prices under these agreements, discounted at a risk-adjusted rate. Our estimates of the timing of cash receipts and payments are based on the estimated timing of power delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from actual prices observed in the market, price quotes from brokers and extrapolation models. See
Note 3 for additional information on the power purchase and power services agreements.

2. LIMITATION OF MEMBER LIABILITY

     As a limited liability company, our members are not personally obligated for our debt, obligations or other liabilities simply because they are our members.

3. POWER AGREEMENTS

  Power Purchase Agreement

     We have a power purchase agreement with Public Service Electric that extends through August 2013. Under this agreement, we are required to sell and deliver energy to Public Service Electric at fixed prices and at specified delivery points. The prices under the agreement are specified on an annual basis and escalate each year over the contract term. For 2001, the price is $72.17 per megawatt hour, increasing annually to $92.43 per megawatt hour in 2013. The amount of energy delivered under this agreement is subject to an annual minimum and maximum requirement. We must deliver a minimum of 394,000 megawatt hours annually, with 40,000 megawatt hours required in each of the months of June through September. The remainder of the minimum requirements must be met during the other months in the year. During any one year, total deliveries cannot exceed the specified maximum amounts, which range from 788,954 megawatt hours to 855,779 megawatt hours over the life of the contract.

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

  Power Services Agreement

     In order to meet our energy delivery commitments under the power purchase agreement, we entered into a power services agreement with El Paso Merchant Energy, L.P., a subsidiary of El Paso. The power services agreement has the same term as the power purchase agreement. Under this agreement, we purchase energy at a fixed price and at quantities sufficient to meet our obligations to Public Service Electric under the power purchase agreement. The fixed prices under the power services agreement escalate each year and range from $29.71 per megawatt hour in 2001 to $33.75 per megawatt hour in 2013.

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

4. RELATED PARTY TRANSACTIONS

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

     See Note 3 for additional discussion on commitments with related parties.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2001 and December 31, 2000, the carrying amounts of our financial instruments including cash, cash equivalents and trade receivables and payables are representative of fair value because of their short-term maturity. The fair value of our long-term debt was $339.3 million as of September 30, 2001, and $310.6 million as of December 31, 2000. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

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

GENERAL

     Our company has no employees, and we rely upon El Paso Merchant Energy to perform our responsibilities under our material agreements. Our material assets are comprised of the power purchase agreement, receivables that are generated by, or accrue under that agreement, the proceeds of such receivables, our interest in amounts held in accounts described in this report and our material agreements. We have no material obligations other than those under our bonds, our bond indenture and our power services and administrative services agreements.

RESULTS OF OPERATIONS

     We were formed in March 2000, but did not begin operations until September 27, 2000, when we acquired the power purchase agreement from Newark Bay Cogeneration Partnership L.P. Accordingly, our results of operations for the quarter and nine months ended September 30, 2000, are not comparable with the same periods in 2001. For the period from September 27, 2000 to September 30, 2000, our net income was $0.1 million. During the period, we generated revenues of $0.8 million from sales of electricity and from providing capacity to Public Service Electric. Operating expenses totaled $0.5 million, primarily from payments to El Paso Merchant Energy for purchases of power and for the amortization of the amended power purchase agreement. Interest and debt expense for the period was $0.3 million.

     For the quarter ended September 30, 2001, our net loss was $1.1 million. During the quarter, we generated revenues of $16.6 million from sales of electricity and from providing capacity to Public Service Electric. Operating expenses totaled $11.0 million, including $6.9 million in expenses related to power purchased from El Paso Merchant Energy and $4.1 million of non-cash losses as a result of changes in the fair values of our power purchase and power services agreements, both of which are reflected in our September 30, 2001 financial statements at their fair values. Our operating expenses also include fees to El Paso Merchant Energy under our administrative services agreement. The annual fee to El Paso Merchant Energy under this agreement is $0.1 million. These fees accrue annually, but are only payable to the extent that there are amounts on deposit in the collections account after payment of all current and past due amounts having a payment priority ranking above these fees. Interest and debt expense for the quarter ended September 30, 2001, was $7.0 million.

     For the nine months ended September 30, 2001, we had net income of $83.4 million, including income of $89.4 million as a result of our adoption of SFAS No. 133 on January 1, 2001. Prior to this item, our net loss was $5.9 million. During the first nine months of 2001, we generated revenues of $47.0 million from sales of electricity and from providing capacity to Public Service Electric. Operating expenses totaled $33.4 million, including $19.4 million in expenses related to power purchased from El Paso Merchant Energy and $13.9 million of non-cash losses as a result of changes in the fair value of our power purchase and power services agreements. Our operating expenses also include fees accrued under our administrative services agreement with El Paso Merchant Energy. Interest and debt expense for the nine months ended September 30, 2001, was $20.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     We have no capital requirements, either short or long-term since our primary purpose is to administer the terms of our power purchase and power services agreements. We believe that cash flows from our operations will be sufficient to satisfy our cash and liquidity requirements, including payments of interest and principal on our bonds and the payment of our operating expenses.

     Annual energy deliveries under our power purchase agreement with Public Service Electric may be scheduled and delivered at any time during the calendar year subject to the minimum requirements and maximum limits called for under the agreement. Since annual delivery requirements will be within these minimum and maximum delivery amounts, our revenues and net cash flows, determined on an annual basis, should remain relatively stable. However, our monthly and quarterly revenues and net cash flows will vary significantly, particularly during peak summer months (June through September) due to the cyclical nature of our operations. Payments on power sold to Public Service Electric are due in the month following delivery. Interest payments on our bonds are made semi-annually, each February 15 and August 15 of each year, and principal payments are made annually on February 15 of each year, beginning in 2002.

     In order to offset any timing differences between our cash flows from energy bought and sold and our interest and principal payments, we funded a liquidity account in an amount equal to the amount of our next interest payment. The purpose of the liquidity account is to provide the trustee additional cash, if needed, to fund interest payments.

     During the period from the inception of operations in September 2000 to the end of September 2001, we generated funds of approximately $38.1 million available for debt service from the sale of power. Interest for this period was approximately $26.7 million, providing an interest coverage ratio of 1.43. Including the proportionate principal payments for the same period of approximately $4.3 million, the debt service coverage ratio was 1.23.

                                   MANAGEMENT

     Pursuant to our limited liability company agreement, our company is managed by a committee comprised of five managers. Three of these managers are appointed by Mesquite Investors, L.L.C., our parent company, and two managers are independent. Our day-to-day operations are managed by officers and employees of El Paso Merchant Energy under our administrative services agreement with them.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows cash flows and weighted average interest rates of our interest bearing securities, by expected maturity date. The fair value of fixed rate long-term debt was estimated based on quoted market prices for the same or similar issues.

                                                EXPECTED MATURITY DATE OF CARRYING VALUE AS OF SEPTEMBER 30,
                                             ------------------------------------------------------------------
                                             2001    2002     2003     2004      2005     THEREAFTER    TOTAL     FAIR VALUE
                                             ----   ------   ------   -------   -------   ----------   --------   ----------
                                                                         (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt, including current
  portion -- fixed rate....................  $--    $5,858   $7,872   $11,026   $15,254    $270,590    $310,600    $339,323
      Average interest rate................            8.5%     8.5%      8.5%      8.5%        8.5%

     Our power purchase agreement and power services agreement meet the definition of derivatives under the provisions of SFAS No. 133 and are carried at their fair value. The fair value of these agreements at September 30, 2001, was estimated based on the forward pricing curve of the appropriate delivery or receipt point for power we buy and sell. The sensitivity of the fair value of these agreements to changes in the forward pricing curve is as follows:

                                                           10% INCREASE          10% DECREASE
                                                        -------------------   -------------------
                                                FAIR     FAIR     INCREASE     FAIR     INCREASE
                                               VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                               ------   ------   ----------   ------   ----------
                                                                 (IN MILLIONS)
Power purchase agreement.....................  $372.7   $354.0     $(18.7)    $391.3     $ 18.6
Power services agreement.....................   (13.4)     5.3       18.7      (32.0)     (18.6)
                                               ------   ------     ------     ------     ------
          Total..............................  $359.3   $359.3     $   --     $359.3     $   --
                                               ======   ======     ======     ======     ======

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

                                            CEDAR BRAKES I, L.L.C.

Date: November 14, 2001                                                /s/ JOHN L. HARRISON
                                                             -----------------------------------------
                                                                         John L. Harrison
                                                                      Vice President, Senior
                                                                         Managing Director
                                                                   (Principal Financial Officer)

Date: November 14, 2001                                               /s/ CECILIA T. HEILMANN
                                                             -----------------------------------------
                                                                        Cecilia T. Heilmann
                                                                     Vice President, Managing
                                                                      Director and Controller
                                                                  (Principal Accounting Officer)