Form 10-K405
period 2001-12-31
CEDAR BRAKES I LLC
filed 2002-03-27
CIK 1126311

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                    OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 333-50828

                             CEDAR BRAKES I, L.L.C.
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                76-0613738
   (State or Other Jurisdiction of                   (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)

             EL PASO BUILDING
           1001 LOUISIANA STREET
              HOUSTON, TEXAS                              77002
 (Address of Principal Executive Offices)               (Zip Code)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (713) 420-2600

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT:                   None

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Member interests, par value $100 per share. Shares outstanding on March 26, 2002: 10

                   DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CEDAR BRAKES I, L.L.C.

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                                     PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................     2
Item 3.   Legal Proceedings...........................................     2
Item 4.   Submission of Matters to a Vote of Security Holders.........     2

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................     2
Item 6.   Selected Financial Data.....................................     3
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     3
          Cautionary Statement for Purposes of the "Safe Harbor"
            Provisions
            of the Private Securities Litigation Reform Act of 1995...     7
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................     7
Item 8.   Financial Statements and Supplementary Data.................     9
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    20

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........    20
Item 11.  Executive Compensation......................................    20
Item 12.  Security Ownership of Management............................    20
Item 13.  Certain Relationships and Related Transactions..............    20

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................    20
          Signatures..................................................    23

---------------

Below is a list of terms that are common to our industry and used throughout this document:

KWh = Kilowatt hour     MWh = megawatt hours

When we refer to "us", "we", "our", "ours", or "Cedar Brakes" we are describing Cedar Brakes I, L.L.C.

                                     PART I

ITEM 1.  BUSINESS

     We are a Delaware limited liability company formed on March 3, 2000. We are a 100 percent owned subsidiary of Mesquite Investors, L.L.C., an entity owned indirectly by Limestone Electron Trust and El Paso Corporation. We are classified as a public utility subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act.

     Our sole business is the wholesale sale of electric energy and electric capacity to Public Service Electric and Gas Company, our sole customer, under a power purchase agreement that expires in 2013. We receive the electric energy we sell and the electric capacity we provide under a power services agreement with our affiliate, El Paso Merchant Energy L.P., a subsidiary of El Paso Corporation. Performance of this agreement by El Paso Merchant is guaranteed by El Paso Corporation. We have no employees and El Paso Merchant carries out all of our administrative activities under an administrative services agreement. Our material assets consist of our power purchase agreement with Public Service Electric, receivables generated under that agreement and cash held from the collection of those receivables. We were created solely to carry out the terms of our material agreements, and repay our debt obligations with the cash generated from the execution of these agreements. For a detailed discussion of our significant agreements, see Item 8, Financial Statements and Supplementary Data, Note 5.

     Our principal executive offices are located at 1001 Louisiana Street, Houston, Texas 77002. Our telephone number is (713) 420-2600.

               MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to our limited liability company agreement, our company is managed by a committee comprised of five managers. Three of these managers are appointed by Mesquite Investors, L.L.C., our parent company, and two managers are independent.

     We utilize the employees of and management services provided by El Paso Merchant pursuant to the administrative services agreement. We reimburse El Paso Merchant for reasonable general and administrative expenses, and other reasonable expenses, incurred on our behalf. The following table sets forth information regarding our executive officers and managers.

NAME                                    AGE                  POSITION
----                                    ---                  --------
Clark C. Smith........................  47    President
John L. Harrison......................  43    Senior Vice President, Chief Financial
                                              Officer, Treasurer and Class A Manager
Cecilia T. Heilmann...................  33    Vice President, Managing Director and
                                              Controller
Timothy Sullivan......................  39    Class A Manager
Kurt Regulski.........................  44    Class A Manager
Dwight Jenkins........................  41    Class B Manager
Henry C. Mustin.......................  68    Class B Manager

     Clark C. Smith has served as our President since our formation. Mr. Smith has also served as President of El Paso Merchant since August 2000. Mr. Smith was President and CEO of Engage Energy, Inc. since 1997. Prior to that period, he held the position of President and CFO of Coastal Gas Marketing Company and held several positions with Enron Corp.

     John L. Harrison has served as our Senior Vice President, Chief Financial Officer and Treasurer since our formation. He has served as a Class A Manager since September 2000. He has served as Senior Vice President, Chief Financial Officer and Treasurer of El Paso Merchant since 2001. Prior to that period, he served as Vice President and Senior Managing Director of El Paso Merchant since 2000. Prior to that, he held various positions with El Paso Merchant since 1996.

     Cecilia T. Heilmann has served as our Vice President, Managing Director and Controller since our formation. Ms. Heilmann has also served as Vice President, Managing Director and Controller of El Paso Merchant since 2000. Prior to that, she held various positions with El Paso Corporation.

     Timothy Sullivan has served as a Class A Manager since September 2000. Mr. Sullivan has also served as Managing Director for El Paso Merchant since 2000. Prior to that period, he was a Senior Vice President with Citizens Power.

     Kurt Regulski has served as a Class A Manager since September 2000. Mr. Regulski has also served in various positions with El Paso Merchant from 1999 to our formation. He was a Director for Sonat Power Marketing since 1997. Prior to that period, he was a Manager with Sonat Power Marketing.

     Dwight Jenkins has served as a Class B Manager since January 2001. He has served as a Senior Vice President at Lord Securities Corporation. Prior to that, he held various positions with Lord Securities Corporation since 1997.

     Vice Admiral Henry C. Mustin (USN, Retired) has served as our Class B Manager since September 2000. Prior to that period, he served as the Chairman of the Board of a consulting company.

     Our Class A Managers serve until resignation or the next annual meeting of members and until their respective successors are elected and qualified. Our officers serve until removal or resignation. Our Class B Managers serve until their successors are elected and qualified.

     Our Class A Managers and our officers are also officers or employees of El Paso Corporation or its affiliates. Since our day-to-day operations are managed by employees of El Paso Merchant pursuant to the administrative services agreement, we have no employees.

ITEM 2.  PROPERTIES

     None.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                                2001     2000(1)
                                                              --------   -------
                                                                (IN THOUSANDS)
Operating Results Data:
  Operating revenues........................................  $ 56,816   $14,638
  Loss from continuing operations before cumulative effect
     of accounting change...................................   (38,988)   (3,132)
Cumulative effect of accounting change(2)...................    89,368        --
Net income (loss)...........................................    50,380    (3,132)

                                                              AS OF DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Financial Position Data:
  Total assets..............................................  $395,411   $316,118
  Long-term debt, less current maturities...................   304,742    310,600
  Member's capital..........................................    47,249     (3,131)

---------------

(1) Represents the period from our inception, March 3, 2000, to December 31,
    2000.

(2) Represents the adoption of Statement of Financial Accounting Standards No. 133 on January 1, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Our sole business is to sell electric energy and provide electric capacity to Public Service Electric under our power purchase agreement with them. We have no material assets other than this contract and amounts generated by this contract, including deposits we are required to maintain, and no material obligations other than those under our bonds, our power services agreement and administrative services agreement with El Paso Merchant. We have no employees and rely on El Paso Merchant to carry out our obligations under these agreements.

RESULTS OF OPERATIONS

     We were formed in March 2000, but did not begin operations until September 27, 2000, when we acquired the power purchase agreement from Newark Bay Cogeneration Partnership L.P. Accordingly, our results of operations for the year ended December 31, 2000, are not comparable with the same period in 2001. For the period from September 27, 2000 to December 31, 2000, our net loss was $3.1 million. During that period, we generated revenues of $14.6 million from sales of electricity and from providing electric capacity to Public Service Electric. Operating expenses totaled $10.7 million, primarily from payments to El Paso Merchant for purchases of power and for the amortization of the power purchase agreement. This amortization ceased on January 1, 2001 when we began accounting for our power purchase agreement at fair value as a derivative contract. Interest and debt expense for the period was $7.1 million.

     For the year ended December 31, 2001, our net income was $50.4 million. During the year, we generated revenues of $56.8 million from sales of electricity and from providing electric capacity to Public Service Electric. Operating expenses totaled $69.7 million, including $23.5 million in expenses related to power purchased from El Paso Merchant and $46.0 million of non-cash losses as a result of changes in the fair values of our power purchase and power services agreements, both of which are reflected in our December 31, 2001 balance sheet at their fair values. In December 2001, we changed our discount rates used to value these power agreements to reflect the specific risk associated with each contract. We believe these risk adjusted rates provide a better indication of market value versus the rates used prior to the change. This change in estimate resulted in an additional charge to the change in the market valuation of power agreements on our statement of income of approximately $31.8 million. Our operating expenses also include fees to El Paso Merchant under our administrative services agreement. The annual fee to El Paso Merchant under this agreement is $0.1 million. These fees accrue annually, but are due and payable only to the extent that we have sufficient cash after paying obligations under our bond indenture. Interest and debt expense for the year ended December 31, 2001, was $27.0 million.

CRITICAL ACCOUNTING POLICY

     Our most critical accounting policy that impacts our financial statements from period to period, is related to our accounting for derivative instruments. Our power purchase agreement and our power services agreement qualify as derivatives and must be recorded at their fair value in our balance sheet. Changes in the fair value of these agreements are reported in our income statement as a change in the market value of power agreements. We estimate the fair value of the agreements based on an estimate of the cash receipts and payments using anticipated future power prices compared to the contractual prices under these agreements, discounted at a risk-adjusted rate commensurate with the term of each contract and the credit risk of the counterparty. Fluctuations in the credit ratings of our counterparties or significant changes in interest rates could change the risk-adjusted rate, which would impact the fair value of these agreements. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under our agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively quoted prices and historical information. Changes in these values in the future, which could be positive or negative, will occur as our estimates of each of these variables change and as additional market data becomes available, and these changes could be material from period to period. However, the pricing of our power agreements is fixed over their term and, as a result, despite short-term fluctuations in market factors, our long-term reported results will be more reflective of the terms of these agreements.

     Under the power purchase agreement, electricity rates are set annually in accordance with a schedule to the power purchase agreement. The following table sets forth the amount of annual energy deliveries, the rates at which we purchase electricity from El Paso Merchant and the rates we receive when we sell electricity to Public Service Electric:

                                                               CONTRACT RATE          CONTRACT RATE
                                                                ($ PER MWH)            ($ PER MWH)
                                                             PAYABLE BY PUBLIC       PAYABLE BY US TO
                                      MAXIMUM ANNUAL      SERVICE ELECTRIC TO US     EL PASO MERCHANT
                                     ENERGY DELIVERIES     UNDER POWER PURCHASE        UNDER POWER
CONTRACT YEAR                         QUANTITY (MWH)             AGREEMENT          SERVICES AGREEMENT
-------------                       -------------------   -----------------------   ------------------
2002..............................         788,954                $73.53                  $29.30
2003..............................         811,229                 74.64                   28.56
2004..............................         855,779                 75.44                   27.94
2005..............................         855,779                 76.96                   28.07
2006..............................         855,779                 78.74                   28.26
2007..............................         855,779                 80.34                   28.26
2008..............................         855,779                 82.13                   28.80
2009..............................         855,779                 83.88                   29.08
2010..............................         855,779                 85.76                   29.36
2011..............................         855,779                 87.67                   29.64
2012..............................         855,779                 89.63                   29.64
2013(1)...........................         570,519                 92.43                   33.75

---------------

(1) Through August 31, 2013.

     The maximum amount of the annual energy payments for any year can be readily determined. Payments to us under the power purchase agreement are determined by multiplying the contract rate by the amount of energy delivered.

     Our results of operations in the future will depend primarily on revenues from the sale of energy and capacity and the level of our expenses. There can be no assurance that we can find alternative buyers in the event of the termination of the power purchase agreement, the loss of which would accordingly have a material affect on our business.

     Based solely upon our review of information contained in El Paso Corporation's filings with the SEC, we believe that El Paso Merchant has sufficient access to the energy and energy capacity markets, as well as adequate financial resources, to enable them to perform their obligations under the power services agreement, and that El Paso Corporation has sufficient financial resources to perform its obligations under its related performance guaranty in the event that it is required to do so. We also believe, based solely upon our review of information contained in Public Service Electric's filings with the SEC and the credit ratings assigned to Public Service Electric's senior secured debt by Standard and Poor's, Moody's and Fitch, that Public Service Electric has adequate financial resources to fulfill its payment obligations to us under the terms of the power purchase agreement.

RELATED PARTY TRANSACTIONS

     Our material related party agreements include an administrative services agreement and a power services agreement both with El Paso Merchant, our affiliate. Both contracts were entered into on terms that we believe were based on market rates at the dates they were negotiated. However, market rates can and do change and there is no guarantee that the rates we originally agreed to in these contracts will be indicative of market rates in the future.

LIQUIDITY AND CAPITAL RESOURCES

     In September 2000, we issued 8 1/2% Series A Senior Secured Bonds with an aggregate principal amount of $310.6 million. In May 2001, we completed an offer to exchange the Series A bonds with 8 1/2% Series B Senior Secured Bonds due on February 15, 2014.

     Other than the obligations to repay our bonds, we have no significant financing capital investment requirements, either in the short or long term. We believe that cash flows from operations will be sufficient to satisfy our cash and liquidity requirements, including the payment of interest and principal on our bonds and the payment of our operating expenses, although we cannot assure you that this will be the case.

     Our primary sources of liquidity are the payments to be made by Public Service Electric under the power purchase agreement, shortfall payments and excess amounts, if any, required to be paid to us by El Paso Merchant under the power services agreement and guaranteed by El Paso Corporation under its performance guaranty, and amounts on deposit in the liquidity account or acceptable credit support provided in place of cash deposits (see discussion of the liquidity account in Item 8, Financial Statements and Supplementary Data,
Note 4). We are prohibited by our indenture from incurring additional indebtedness (other than additional bonds issued under our indenture). We would, therefore, be unable to make up any shortfalls in cash through additional borrowing to pay amounts due under the bonds. All scheduled payments of principal and interest on the bonds have been calculated to be paid solely from the margin created between sales of electric energy and electric capacity to Public Service Electric and purchases of electric energy and electric capacity from El Paso Merchant, each for the full amount of the required energy deliveries.

     Pursuant to the power purchase agreement, we have the right to schedule and deliver the annual energy deliveries for each year. If El Paso Merchant fails to deliver the required energy deliveries, then El Paso Merchant must pay to us an energy shortfall liquidated damage payment, which will enable us to meet our payments of principal and interest on the bonds.

     The annual energy deliveries may be scheduled and delivered at any time during the calendar year (subject to meeting the minimum energy deliveries requirements, prior notification provisions and maximum delivery rate limits). Although our revenues, determined on an annual basis, should remain stable, our monthly revenues may vary. We receive our last monthly payment from Public Service Electric for each year on January 31 of the following calendar year. Interest payments on our bonds are made semi-annually, on

February 15 and August 15 of each year, and principal payments are made annually on February 15 of each year, beginning in 2002.

     Assuming that we schedule and deliver all of the annual energy deliveries each year, the minimum debt service coverage ratio for any year is expected to be 1.03 to 1.00 and the average debt service coverage ratio for any year is expected to be 1.03 to 1.00. The following table sets forth on an annual basis cash available for debt service and debt service for the bonds commencing in the year 2000.

                                                               EXPECTED CASH
                                                            AVAILABLE FOR DEBT       DEBT
YEAR                                                            SERVICE(1)        SERVICE(2)
----                                                        -------------------   ----------
                                                                     (IN MILLIONS)
2000......................................................         $11.3(3)         $11.0
2001......................................................          33.2             32.3
2002......................................................          34.8             33.8
2003......................................................          37.4             36.3
2004......................................................          40.8             39.6
2005......................................................          42.1             40.9
2006......................................................          43.6             42.3
2007......................................................          45.0             43.7
2008......................................................          46.2             44.9
2009......................................................          47.6             46.2
2010......................................................          49.1             47.7
2011......................................................          50.7             49.0
2012......................................................          52.3             50.7
2013......................................................          35.0             34.0

---------------

(1) Determined from February 1 to January 31 of the following year. The information presented in the table regarding cash available for debt service is based upon the assumptions that the full amount of the annual energy deliveries are scheduled and delivered each year and the energy deliveries are purchased at the rates set forth in the power services agreement and sold at the rates set forth in the power purchase agreement.

(2) Determined from February 16 to February 15 of the following year. The information presented in the table regarding debt service is based upon a principal amount of $310 million and an interest rate of 8.50%.

(3) Includes an initial deposit of $2,396,509 to a collections account from the proceeds of the offering of the Series A bonds.

     Our projection of a minimum debt service coverage ratio of 1.03 to 1.00 is also based upon the assumptions that El Paso Merchant will pay the liquidated damage payments that would be required in the event that it is unable to fulfill its obligations under the power services agreement. El Paso Merchant may be required to pay us excess amounts in the event that they fail to deliver the minimum energy deliveries, schedule energy deliveries or deliver energy at the contractually specified delivery point. If, for example, El Paso Merchant has not delivered any of the energy scheduled for delivery that month, it will be required to pay us an amount determined by reference to Public Service Electric's cost of replacement energy for that month. If El Paso Merchant or El Paso Corporation is unable to pay these excess amounts, we may be unable to pay corresponding amounts that we are required to pay Public Service Electric under the power purchase agreement.

     Further, if El Paso Merchant does not schedule and deliver the annual energy deliveries to us in any year, it will be required to pay to us shortfall payments. These shortfall payments are calculated so that they are equivalent to the shortfall between our expected revenues under the power purchase agreement assuming the full delivery of the annual energy deliveries, and the actual amount of energy deliveries made during that year. If El Paso Merchant or El Paso Corporation is unable to pay shortfall payments, we may be unable to make payments on the bonds.

     We have funded a liquidity account with a trustee in an amount equal to the liquidity reserve required balance (which is equal to our next semi-annual interest payment). The purpose of the liquidity account is to provide the trustee with cash if we do not have sufficient funds in the collections account to make a principal or interest payment. We will be able to withdraw amounts from the liquidity account to make payments to the extent that funds are in the liquidity account. We have the right from time to time to withdraw all or a portion of the cash on deposit in our liquidity account if we replace it with acceptable credit support.

     Pursuant to the indenture, payments to the bondholders are given priority over payments to our member. Under our bond indenture, we are permitted to make distributions to our member on February 15 of each year, provided that no default or event of default exists and the minimum debt service coverage test of
1.03 to 1.00 is met and provided further that the proceeds of additional bonds issued under our bond indenture may be distributed to our member at any time. We expect that all excess cash flow (after the payment of debt service, operating expenses and deposits to the liquidity account) will be distributed annually to our member, as permitted by our bond indenture.

     During the period from the inception of operations in September 2000 to December 31, 2001, we generated funds of approximately $43.9 million available for debt service from the sale of power. Interest for this period was approximately $33.3 million, providing an interest coverage ratio of 1.32. Including the proportionate principal payments for the same period of approximately $5.3 million, the debt service coverage ratio was 1.14.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. All of our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changing interest rates. The table below shows the carrying amounts and weighted average interest rates of our interest bearing securities, by expected maturity date. The fair value of our fixed rate long-term debt was estimated based on quoted market prices for the same or similar issues.

                                                          DECEMBER 31, 2001
                           --------------------------------------------------------------------------------
                                               EXPECTED MATURITY DATE OF CARRYING VALUE
                           --------------------------------------------------------------------------------
                                                                                                     FAIR
                            2002     2003     2004      2005      2006     THEREAFTER    TOTAL      VALUE
                           ------   ------   -------   -------   -------   ----------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt, including
 current portion -- fixed
 rate....................  $5,858   $7,872   $11,026   $15,254   $17,868    $252,722    $310,600   $336,965
     Average interest
       rate..............     8.5%     8.5%      8.5%      8.5%      8.5%        8.5%


                            DECEMBER 31, 2000
                           -------------------
                           CARRYING     FAIR
                            VALUE      VALUE
                           --------   --------
                           (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt, including
 current portion -- fixed
 rate....................  $310,600   $331,056
     Average interest
       rate..............

COMMODITY PRICE RISK

     Our power purchase agreement and power services agreement meet the definition of derivatives under the provisions of SFAS No. 133 and are carried at their fair value. The fair value of these agreements at

December 31, 2001, was estimated based on an estimate of the cash receipts and payments under these agreements using anticipated future power prices compared to the contractual prices under these agreements, discounted at a risk-adjusted rate commensurate with the term of each contract and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from the actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively, quoted prices and historical information. In December 2001, we revised our discount rates to reflect the specific risk associated with Public Service Electric and El Paso Merchant. Prior to this change, we utilized fixed discount rates that approximated the risk associated with each counterparty. We believe these risk adjusted rates provide a better indication of market value versus the rates used prior to the change. This change in accounting estimate resulted in an additional decrease in the market value of our power agreements of approximately $31.8 million and is reflected in operating expenses on our 2001 statement of income.

     The sensitivity of the fair value of our power agreements to changes in the forward pricing curve is as follows:

                                                           10% INCREASE          10% DECREASE
                                                        -------------------   -------------------
                                                FAIR     FAIR     INCREASE     FAIR     INCREASE
                                               VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                               ------   ------   ----------   ------   ----------
                                                                 (IN MILLIONS)
Power purchase agreement.....................  $354.8   $339.0     $ 15.8     $370.5     $ 15.7
Power services agreement.....................   (27.6)   (11.8)     (15.8)     (43.3)     (15.7)
                                               ------   ------     ------     ------     ------
          Total..............................  $327.2   $327.2     $   --     $327.2     $   --
                                               ======   ======     ======     ======     ======

     The sensitivity of the fair value of these agreements to changes in the discount rate is as follows:

                                                            1% INCREASE           1% DECREASE
                                                        -------------------   -------------------
                                                FAIR     FAIR     INCREASE     FAIR     INCREASE
                                               VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                               ------   ------   ----------   ------   ----------
                                                                 (IN MILLIONS)
Power purchase agreement.....................  $354.8   $336.5     $(18.3)    $374.5     $19.7
Power services agreement.....................   (27.6)   (26.2)       1.4      (29.1)     (1.5)
                                               ------   ------     ------     ------     -----
          Total..............................  $327.2   $310.3     $(16.9)    $345.4     $18.2
                                               ======   ======     ======     ======     =====

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CEDAR BRAKES I, L.L.C.

                              STATEMENTS OF INCOME

                                                                                PERIOD FROM
                                                                                 INCEPTION
                                                                              (MARCH 3, 2000)
                                                                YEAR ENDED          TO
                                                               DECEMBER 31,    DECEMBER 31,
                                                                   2001            2000
                                                               ------------   ---------------
                                                                       (IN THOUSANDS)
Operating revenues
  Electricity sales.........................................     $ 56,816         $14,638
                                                                 --------         -------
Operating expenses
  Electricity purchases -- affiliate........................       23,456           4,766
  Change in market value of power agreements................       46,038              --
  Administrative fees to affiliate..........................          100              26
  Amortization of power purchase agreement..................           --           5,937
  Other.....................................................          125              --
                                                                 --------         -------
                                                                   69,719          10,729
                                                                 --------         -------
Operating income (loss).....................................      (12,903)          3,909
                                                                 --------         -------
Other (income) expense
  Interest income...........................................         (874)            (14)
  Interest and debt expense.................................       26,959           7,055
                                                                 --------         -------
                                                                   26,085           7,041
                                                                 --------         -------
Net loss before cumulative effect of accounting change......      (38,988)         (3,132)
Cumulative effect of accounting change......................       89,368              --
                                                                 --------         -------
Net income (loss)...........................................     $ 50,380         $(3,132)
                                                                 ========         =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                                 BALANCE SHEETS

                                                               DECEMBER 31,   DECEMBER 31,
                                                                   2001           2000
                                                               ------------   ------------
                                                                     (IN THOUSANDS)
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $ 22,804       $  8,692
  Accounts receivable -- Public Service Electric............           40          5,272
  Power purchase agreement..................................       36,026             --
                                                                 --------       --------
          Total current assets..............................       58,870         13,964
Power purchase agreement....................................      318,794        283,893
Restricted cash.............................................       13,201         13,201
Deferred financing costs, net...............................        4,546          5,060
                                                                 --------       --------
          Total assets......................................     $395,411       $316,118
                                                                 ========       ========

                             LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable
     Trade..................................................     $     --       $     12
     Affiliate..............................................           65          1,743
  Accrued interest payable..................................        9,900          6,894
  Power services agreement..................................        2,607             --
  Current maturities of long-term debt......................        5,858             --
                                                                 --------       --------
          Total current liabilities.........................       18,430          8,649
Power services agreement....................................       24,990             --
Long-term debt, less current maturities.....................      304,742        310,600

Commitments and contingencies

Member's capital............................................       47,249         (3,131)
                                                                 --------       --------
          Total liabilities and member's capital............     $395,411       $316,118
                                                                 ========       ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                            STATEMENTS OF CASH FLOWS

                                                                                PERIOD FROM INCEPTION
                                                               YEAR ENDED        (MARCH 3, 2000) TO
                                                            DECEMBER 31, 2001     DECEMBER 31, 2000
                                                            -----------------   ---------------------
                                                                         (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss)......................................       $ 50,380              $  (3,132)
  Adjustments to reconcile net income to net cash from
     operating activities
     Cumulative effect of accounting change..............        (89,368)                    --
     Change in market value of power agreements..........         46,038                     --
     Amortization of power purchase agreement............             --                  5,937
     Amortization of deferred financing costs............            514                    161
     Working capital changes
       Accounts receivable -- Public Service Electric....          5,232                 (5,272)
       Accounts payable -- trade and affiliate...........         (1,690)                 1,755
       Accrued interest payable..........................          3,006                  6,894
                                                                --------              ---------
          Net cash provided by operating activities......         14,112                  6,343
                                                                --------              ---------
Cash flows from investing activities
  Purchase of power purchase agreement...................             --               (289,830)
                                                                --------              ---------
          Net cash used in investing activities..........             --               (289,830)
                                                                --------              ---------
Cash flows from financing activities
  Net proceeds from issuance of long-term debt...........             --                305,379
  Initial capital contribution...........................             --                      1
  Increase in restricted cash............................             --                (13,201)
                                                                --------              ---------
          Net cash provided by financing activities......             --                292,179
                                                                --------              ---------
Increase in cash and cash equivalents....................         14,112                  8,692
Cash and cash equivalents
  Beginning of period....................................          8,692                     --
                                                                --------              ---------
  End of period..........................................       $ 22,804              $   8,692
                                                                ========              =========
Supplemental disclosure of cash flow information
  Interest paid..........................................       $ 23,394              $      --
                                                                ========              =========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                         STATEMENTS OF MEMBER'S CAPITAL
                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND
         THE PERIOD FROM INCEPTION (MARCH 3, 2000) TO DECEMBER 31, 2000

                                                              (IN THOUSANDS)
Initial capital contribution on March 3, 2000...............     $     1
Net loss for the period from inception to December 31,
  2000......................................................      (3,132)
                                                                 -------
December 31, 2000...........................................      (3,131)
Net income for the year ended December 31, 2001.............      50,380
                                                                 -------
December 31, 2001...........................................     $47,249
                                                                 =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                       NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

     We are a Delaware limited liability company organized in March 2000, under the terms of a limited liability company agreement. We are a wholly owned subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by the Limestone Electron Trust and El Paso Corporation. Our sole business is to sell electric energy and provide electric capacity to Public Service Electric and Gas Company, a New Jersey corporation, under a power purchase agreement that we entered into with Public Service Electric on March 21, 2000. We began operating under this power purchase agreement on September 27, 2000 when the Newark Bay Cogeneration Partnership power purchase agreement, which had an aggregate book value of $289.8 million, was sold to us. We do not have any employees and all of our operations are carried out by El Paso Merchant Energy Company, a subsidiary of El Paso Corporation, under an administrative services agreement (see Note 6). We purchase the electric capacity and electric energy necessary to meet our obligations under a power services agreement with El Paso Merchant (see Note 5).

2. LIMITED LIABILITY COMPANY

     As a limited liability company, our member is not personally obligated for our debt, obligations or other liabilities simply because they are our member.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results may differ from those estimates.

  CASH AND CASH EQUIVALENTS

     We consider short-term investments purchased with an original maturity of three months or less to be cash equivalents.

  RESTRICTED CASH

     As required by our bond indenture (see Note 4), we established a restricted cash fund from the proceeds of our bond issuance equal to the amount of a semi-annual interest payment. We must maintain this fund through the maturity date of the bonds. As of December 31, 2001 and 2000, we had restricted cash of $13.2 million.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We review collectibility of our accounts receivable on a regular basis, primarily under the specific identification method. At December 31, 2001 and 2000, no allowance for doubtful accounts was recorded.

                             CEDAR BRAKES I, L.L.C.

  DEFERRED FINANCING COSTS

     Our deferred financing costs represent the cost to issue our bonds and are being amortized using the effective interest method over the term of the bonds. Amortization of deferred financing costs was approximately $0.5 million in 2001 and $0.2 million in 2000.

  INCOME TAXES

     Since we are a limited liability company, income taxes accrue to our member. As a result, we have not reflected a provision for income taxes in our financial statements.

  REVENUE RECOGNITION

     We recognize revenue when we deliver electric energy and provide electric capacity. Revenue is based on the quantity of electricity delivered at rates specified in our power purchase agreement.

  ACCOUNTING FOR POWER PURCHASE AND POWER SERVICES AGREEMENTS

     As of December 31, 2000, our power purchase agreement was recorded as an intangible asset and amortized ratably as we recognized revenue. Amortization of intangible assets was approximately $5.9 million for the period ended December 31, 2000. Upon the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001, we adjusted our power purchase agreement and power services agreement to their fair values since they meet the definition of a derivative under the standard. The difference between the fair value and the unamortized cost of these agreements on January 1, 2001, was $89.4 million and was recorded as a cumulative effect of an accounting change in our statement of income.

     Changes in the fair value of our power purchase agreement and power services agreement are reported in our income statement as a change in the market value of power agreements. We estimate the fair value of these agreements based on an estimate of the cash receipts and payments under these agreements using anticipated future power prices compared to the contractual prices under these agreements, discounted at a risk-adjusted rate commensurate with the term of each contract and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from the actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively, quoted prices and historical information. In December 2001, we revised our discount rates to reflect the specific risk associated with Public Service Electric and El Paso Merchant. Prior to this change, we utilized fixed discount rates that approximated the risk associated with each counterparty. We believe the risk adjusted rates provide a better indication of market value versus the rates used prior to the change. This change in accounting estimate resulted in an additional decrease in the market value of our power agreements of approximately $31.8 million and is reflected in operating expenses on our 2001 statement of income. See Note 5 for additional information on the power purchase and power services agreements.

4. LONG-TERM DEBT

     In September 2000, we issued 8 1/2% Series A Senior Secured Bonds with an aggregate principal amount of $310.6 million. The bonds mature on February 15, 2014, with principal paid annually on February 15 beginning in 2002. Interest payments are due semiannually on February 15 and August 15 beginning in 2001. The bonds are collateralized by all of our assets.

                             CEDAR BRAKES I, L.L.C.

     In May 2001, we completed an offer to exchange the Series A bonds with 8 1/2% Series B Senior Secured Bonds due 2014. The terms of the Series B bonds and the Series A bonds are substantially the same in all material respects, except that the Series B bonds are registered with the Securities and Exchange Commission.

     We may redeem all or any portion of outstanding bonds from the holders at any time at a redemption price equal to the principal amount plus accrued and unpaid interest to the redemption date, plus a make-whole premium, if any. The make-whole premium is equal to the discounted present value of all principal and interest payments scheduled to become due after the redemption date less the unpaid principal amount of the bonds, provided that the make-whole premium is not less than zero.

     Obligations under our bonds are non-recourse to our member or any of its affiliates.

     The following are aggregate maturities of the principal amounts of our long-term debt for the next five years and thereafter:

                                                               (IN THOUSANDS)
2002........................................................      $  5,858
2003........................................................         7,872
2004........................................................        11,026
2005........................................................        15,254
2006........................................................        17,868
Thereafter..................................................       252,722
                                                                  --------
          Total long-term debt, including current
            maturities......................................      $310,600
                                                                  ========

     As required by our bond indenture, we established three separate cash accounts from the proceeds of our bond issuance: a collections account, a liquidity account and a damages and indemnity account. The collections account was established to receive all payments that we are entitled to receive, including revenues from electric energy and electric capacity sales to Public Service Electric under the power purchase agreement. The liquidity account was established to pay interest and principal due on the bonds in the event sufficient funds are not available in the collections account to make the interest and principal payments. We are required to maintain in the liquidity account a cash balance equal to the maximum amount of interest that will be due on any single subsequent interest payment date. The damages and indemnity account was established to receive all payments from El Paso Merchant under the terms of the power services agreement (see Note 5) and El Paso Corporation under the terms of the El Paso Corporation performance guaranty. These cash accounts are required to be maintained for the life of the bond indenture. The balance in the liquidity account is reported as restricted cash in our balance sheets.

  CASH DISTRIBUTIONS

     Under our bond indenture, cash distributions may be made to our member annually starting February 15, 2002 for all excess cash, provided that no event of default has occurred, and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00. We made no cash distributions in 2000 or 2001. A cash distribution of $1.2 million was made to our member on February 15, 2002.

                             CEDAR BRAKES I, L.L.C.

5. POWER AGREEMENTS

  POWER PURCHASE AGREEMENT

     We have a power purchase agreement with Public Service Electric that extends through August 2013. Under this agreement, we are required to sell and deliver energy to Public Service Electric at fixed prices and at specified delivery points. The prices under the agreement are specified on an annual basis and escalate each year over the contract term. For 2001, the price was $72.17 per megawatt hour, and will increase annually to $92.43 per megawatt hour in 2013. The amount of energy delivered under this agreement is subject to an annual minimum and maximum requirement. We must deliver a minimum of 394,000 megawatt hours annually, with 40,000 megawatt hours required in each of the months of June through September. The remainder of the minimum requirements must be met during the other months in the year. During any one year, total deliveries cannot exceed the specified maximum amounts, which range from 788,954 megawatt hours to 855,779 megawatt hours over the life of the contract. We recorded electricity sales to Public Service Electric of $56.8 million during 2001 and $14.6 million during the months of 2000 that we were in operation which are recorded as operating revenues in our income statements.

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

     If we fail to provide all or part of the required electric capacity for reasons other than a force majeure event or a system emergency, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the power purchase agreement. Generally, the credit would equal the excess of the average market marginal hourly price, if any, over the price as stated in our power purchase agreement for those hours in which the shortfall occurred.

  POWER SERVICES AGREEMENT

     In order to meet our energy delivery commitments under the power purchase agreement, we entered into a power services agreement with El Paso Merchant. The power services agreement has the same term as the power purchase agreement. Under this agreement, we purchase energy at a fixed price and at quantities sufficient to meet our obligations to Public Service Electric. The fixed prices under the power services agreement escalate each year and were $29.71 per megawatt hour in 2001. Beyond 2001, these prices increase to $33.75 per megawatt hour in 2013.

     If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described in the power purchase agreement.

     The power services agreement also provides that El Paso Merchant deliver sufficient amounts of electric capacity to meet our capacity requirements under the power purchase agreement. If El Paso Merchant fails to provide all or part of the capacity, for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as our payment to Public Service Electric if we fail to provide capacity under the power purchase agreement. El Paso Merchant's performance under this agreement has been guaranteed by El Paso Corporation under a performance guaranty.

     Because our power purchase agreement and power services agreement are similar in terms of quantities of energy bought and sold, and since prices under these agreements are fixed, the execution of these agreements results in our ability to earn a fixed margin. Assuming that minimum energy delivery requirements are met

                             CEDAR BRAKES I, L.L.C.

and all capacity requirements are made available, this margin will range from $42.46 to $59.99 per megawatt hour sold over the life of the agreements.

6. RELATED PARTY TRANSACTIONS

  POWER SERVICES AGREEMENT

     El Paso Merchant provides electric energy and electric capacity to us under the power services agreement as discussed above. Expenses under this agreement were based on market rates at the time the agreement was negotiated. Total purchases were $23.5 million during 2001 and $4.8 million during 2000 and have been reflected as electricity purchases -- affiliate in our income statements. Amounts owed under the agreement are included in our affiliate payable on our balance sheets.

  ADMINISTRATIVE SERVICES AGREEMENT

     We have an administrative services agreement with El Paso Merchant to provide project management, finance and accounting services to us for a fee of $100,000 per year through 2013. In addition to the base fee, we are obligated to reimburse El Paso Merchant for direct expenses other than project management, finance and accounting services that may be incurred on our behalf. Fees and expenses under this agreement are due and payable only to the extent that we have sufficient cash after paying obligations under our bond indenture. Our administrative fee expense was $100,000 during 2001 and $26,000 during 2000. As of December 31, 2001 and 2000, approximately $42,000 and $26,000 was payable to El Paso Merchant which is included in our accounts payable -- affiliate on our balance sheet.

  EL PASO CORPORATION PERFORMANCE GUARANTY

     El Paso Corporation, the parent company of El Paso Merchant, entered into a performance guaranty with us on September 27, 2000, which expires on August 31, 2013. Under the performance guaranty, El Paso Corporation guarantees to us the punctual performance of all of El Paso Merchant's obligations under the power services agreement and administrative services agreement.

7. CONCENTRATION OF CREDIT RISKS

     Our cash and accounts receivable potentially subject us to credit risk. Our cash accounts are held by major financial institutions. Our trade receivables and revenues are from a single customer, Public Service Electric, who purchases electric energy and electric capacity from us under a long-term power purchase agreement.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2001 and 2000, the carrying amounts of our financial instruments including cash, cash equivalents, and trade receivables and payables are representative of fair value because of their short-term maturity. The fair value of our long-term debt was $337.0 million and $331.1 million at December 31, 2001 and 2000. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

                             CEDAR BRAKES I, L.L.C.

9. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

                                                                   QUARTERS ENDED
                                                 --------------------------------------------------
                                                 DECEMBER 31    SEPTEMBER 30     JUNE 30   MARCH 31
                                                 -----------   ---------------   -------   --------
                                                                   (IN THOUSANDS)
2001
  Operating revenues..........................    $  9,796         $16,627       $15,634   $14,759
  Operating income (loss).....................     (26,479)(1)       5,609         8,818      (851)
  Income (loss) before cumulative effect of
     accounting change........................     (33,051)         (1,142)        2,541    (7,336)
  Cumulative effect of accounting change......          --              --            --    89,368
  Net income (loss)...........................     (33,051)         (1,142)        2,541    82,032

                                                                     QUARTERS ENDED
                                                --------------------------------------------------------
                                                DECEMBER 31   SEPTEMBER 30(2)   JUNE 30(3)   MARCH 31(3)
                                                -----------   ---------------   ----------   -----------
                                                                     (IN THOUSANDS)
2000
  Operating revenues.........................    $ 13,789         $   849        $    --       $    --
  Operating income...........................       3,523             386             --            --
  Net income (loss)..........................      (3,220)             88             --            --

---------------

(1) Operating loss includes the effects of a $31.8 million change in accounting estimate related to a change in discount rates (see Note 3).

(2) Represents the period from September 27, 2000 to September 30, 2000.

(3) We did not commence operations until September 27, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Member of Cedar Brakes I, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of income, of member's capital and of cash flows present fairly, in all material respects, the financial position of Cedar Brakes I, L.L.C. (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from inception (March 3, 2000) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 15, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers is presented in Item 1, Business, of this Form 10-K under the caption "Managers and Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     None.

ITEM 12.  SECURITY OWNERSHIP OF MANAGEMENT

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     1. Financial statements.

     Our financial statements are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
Statements of Income........................................     9
Balance Sheets..............................................    10
Statements of Cash Flows....................................    11
Statements of Member's Capital..............................    12
Notes to the Financial Statements...........................    13
Report of Independent Accountants...........................    19

     2. Financial statement schedules and supplementary information required to be submitted.

     None.

3. Exhibit list.............................................    21

     (B) REPORTS ON FORM 8-K:

     None.

                             CEDAR BRAKES I, L.L.C.

                                  EXHIBIT LIST
                               DECEMBER 31, 2001

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14(c) of Form 10-K.

        EXHIBIT
          NO.                                      DESCRIPTION
        -------                                    -----------
          3.A              -- Certificate of Formation of Cedar Brakes I, L.L.C. dated as of March 3, 2000 (Exhibit 3.1 to our Form S-4,
                              Registration No. 333-50828).
          3.B              -- Amended and Restated Limited Liability Company Agreement
                              of Cedar Brakes I, L.L.C. dated September 11, 2000
                              (Exhibit 3.2 to our Form S-4, Registration No.
                              333-50828); Amendment No. 1, dated October 19, 2000, to
                              Amended & Restated Limited Liability Company Agreement of
                              Cedar Brakes I, L.L.C. dated September 11, 2000 (Exhibit
                              3.3 to our Form S-4, Registration No. 333-50828);
                              Amendment No. 2, dated January 19, 2001, to Amended and
                              Restated Limited Liability Company Agreement of Cedar
                              Brakes I, L.L.C., dated September 11, 2000 (Exhibit 3.4
                              to our Form S-4, Registration No. 333-50828).
          4.A              -- Indenture dated as of September 26, 2000 between Cedar
                              Brakes I, L.L.C. and Bankers Trust Company, as Trustee
                              (Exhibit 4.1 to our Form S-4, Registration No.
                              333-50828); First Supplemental Indenture dated as of
                              November 20, 2000 between Cedar Brakes I, L.L.C. and
                              Bankers Trust Company, as Trustee (Exhibit 4.2 to our
                              Form S-4, Registration No. 333-50828); Second
                              Supplemental Indenture dated as of January 19, 2001,
                              between Cedar Brakes I, L.L.C., and Bankers Trust
                              Company, as Trustee (Exhibit 4.2(a) to our Form S-4,
                              Registration No. 333-50828).
          4.B              -- Form of 8 1/2% Senior Secured Bonds due February 15, 2014
                              (Exhibit 4.3 to our Form S-4, Registration No.
                              333-50828).
          4.C              -- Assignment and Security Agreement dated as of September
                              26, 2000 between Cedar Brakes I, L.L.C. and Bankers Trust
                              Company, as Trustee (Exhibit 4.4 to our Form S-4,
                              Registration No. 333-50828).
          4.D              -- Accounts Control Agreement dated as of September 26, 2000 among Cedar Brakes I, L.L.C., Bankers Trust Company, as
                              Trustee, and Bankers Trust Company, as Securities
                              Intermediary (Exhibit 4.5 to our Form S-4, Registration
                              No. 333-50828).
          4.E              -- Consent and Acknowledgment dated September 26, 2000 among
                              Cedar Brakes I, L.L.C., El Paso Energy Corporation and
                              Bankers Trust Company, as Trustee (Exhibit 4.6 to our
                              Form S-4, Registration No. 333-50828).
          4.F              -- Consent and Acknowledgment dated September 26, 2000 among
                              Cedar Brakes I, L.L.C., El Paso Merchant Energy, L.P. and
                              Bankers Trust Company, as Trustee (Exhibit 4.7 to our
                              Form S-4, Registration No. 333-50828).
          4.G              -- Consent and Acknowledgment dated September 26, 2000 among the Company, Public Service Electric and Gas Company and
                              Bankers Trust Company, as Trustee (Exhibit 4.8 to our
                              Form S-4, Registration No. 333-50828).

        EXHIBIT
          NO.                                      DESCRIPTION
        -------                                    -----------
          4.H              -- Registration Rights Agreement dated as of September 20,
                              2000 between Cedar Brakes I, L.L.C. and Credit Suisse
                              First Boston, as Initial Purchaser (Exhibit 4.9 to our
                              Form S-4, Registration No. 333-50828).
         10.A              -- Amended and Restated Power Purchase Agreement dated as of
                              March 21, 2000 between Cedar Brakes I, L.L.C. and Public
                              Service Electric and Gas Company (Exhibit 10.1 to our
                              Form S-4, Registration No. 333-50828).
         10.B              -- Power Services Agreement dated September 20, 2000 between
                              Cedar Brakes I, L.L.C. and El Paso Merchant Energy, L.P.
                              (Exhibit 10.2 to our Form S-4, Registration No.
                              333-50828)
         10.C              -- Administrative Services Agreement dated as of September
                              20, 2000 between Cedar Brakes I, L.L.C. and El Paso
                              Merchant Energy, L.P. (Exhibit 10.3 to our Form S-4,
                              Registration No. 333-50828)
         10.D              -- Guaranty dated as of September 20, 2000 from El Paso
                              Energy Corporation of the performance of El Paso Merchant
                              Energy, L.P. under the Power Services Agreement (Exhibit
                              10.2 to our Form S-4, Registration No. 333-50828) and the
                              Administrative Services Agreement (Exhibit 10.3 to our
                              Form S-4, Registration No. 333-50828) (Exhibit 10.4 to
                              our Form S-4, Registration No. 333-50828).
         10.E              -- Purchase Agreement dated as of September 20, 2000 between
                              Cedar Brakes I, L.L.C. and Credit Suisse First Boston
                              Corporation, as Initial Purchaser (Exhibit 10.5 to our
                              Form S-4, Registration No. 333-50828).
         12.A              -- Computation of Ratio of Earnings to Fixed Charges.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on March 26, 2002.

                                          CEDAR BRAKES I, L.L.C.

                                          By:     /s/ JOHN L. HARRISON
                                            ------------------------------------
                                            Name: John L. Harrison
                                            Title:  Senior Vice President, Chief
                                                    Financial Officer, Treasurer
                                                    and Class A Manager

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ CLARK C. SMITH                               President                March 26, 2002
 ------------------------------------------------
                  Clark C. Smith


               /s/ JOHN L. HARRISON                     Senior Vice President, Chief      March 26, 2002
 ------------------------------------------------     Financial Officer, Treasurer and
                 John L. Harrison                             Class A Manager
                                                       (Principal Financial Officer)


             /s/ CECILIA T. HEILMANN                 Vice President, Managing Director    March 26, 2002
 ------------------------------------------------              and Controller
               Cecilia T. Heilmann                     (Principal Accounting Officer)


                /s/ KURT REGULSKI                             Class A Manager             March 26, 2002
 ------------------------------------------------
                  Kurt Regulski


               /s/ TIMOTHY SULLIVAN                           Class A Manager             March 26, 2002
 ------------------------------------------------
                 Timothy Sullivan

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                      DESCRIPTION
        -------                                    -----------
          3.A              -- Certificate of Formation of Cedar Brakes I, L.L.C. dated as of March 3, 2000 (Exhibit 3.1 to our Form S-4,
                              Registration No. 333-50828).
          3.B              -- Amended and Restated Limited Liability Company Agreement
                              of Cedar Brakes I, L.L.C. dated September 11, 2000
                              (Exhibit 3.2 to our Form S-4, Registration No.
                              333-50828); Amendment No. 1, dated October 19, 2000, to
                              Amended & Restated Limited Liability Company Agreement of
                              Cedar Brakes I, L.L.C. dated September 11, 2000 (Exhibit
                              3.3 to our Form S-4, Registration No. 333-50828);
                              Amendment No. 2, dated January 19, 2001, to Amended and
                              Restated Limited Liability Company Agreement of Cedar
                              Brakes I, L.L.C., dated September 11, 2000 (Exhibit 3.4
                              to our Form S-4, Registration No. 333-50828).
          4.A              -- Indenture dated as of September 26, 2000 between Cedar
                              Brakes I, L.L.C. and Bankers Trust Company, as Trustee
                              (Exhibit 4.1 to our Form S-4, Registration No.
                              333-50828); First Supplemental Indenture dated as of
                              November 20, 2000 between Cedar Brakes I, L.L.C. and
                              Bankers Trust Company, as Trustee (Exhibit 4.2 to our
                              Form S-4, Registration No. 333-50828); Second
                              Supplemental Indenture dated as of January 19, 2001,
                              between Cedar Brakes I, L.L.C., and Bankers Trust
                              Company, as Trustee (Exhibit 4.2(a) to our Form S-4,
                              Registration No. 333-50828).
          4.B              -- Form of 8 1/2% Senior Secured Bonds due February 15, 2014
                              (Exhibit 4.3 to our Form S-4, Registration No.
                              333-50828).
          4.C              -- Assignment and Security Agreement dated as of September
                              26, 2000 between Cedar Brakes I, L.L.C. and Bankers Trust
                              Company, as Trustee (Exhibit 4.4 to our Form S-4,
                              Registration No. 333-50828).
          4.D              -- Accounts Control Agreement dated as of September 26, 2000 among Cedar Brakes I, L.L.C., Bankers Trust Company, as
                              Trustee, and Bankers Trust Company, as Securities
                              Intermediary (Exhibit 4.5 to our Form S-4, Registration
                              No. 333-50828).
          4.E              -- Consent and Acknowledgment dated September 26, 2000 among
                              Cedar Brakes I, L.L.C., El Paso Energy Corporation and
                              Bankers Trust Company, as Trustee (Exhibit 4.6 to our
                              Form S-4, Registration No. 333-50828).
          4.F              -- Consent and Acknowledgment dated September 26, 2000 among
                              Cedar Brakes I, L.L.C., El Paso Merchant Energy, L.P. and
                              Bankers Trust Company, as Trustee (Exhibit 4.7 to our
                              Form S-4, Registration No. 333-50828).
          4.G              -- Consent and Acknowledgment dated September 26, 2000 among the Company, Public Service Electric and Gas Company and
                              Bankers Trust Company, as Trustee (Exhibit 4.8 to our
                              Form S-4, Registration No. 333-50828).
          4.H              -- Registration Rights Agreement dated as of September 20,
                              2000 between Cedar Brakes I, L.L.C. and Credit Suisse
                              First Boston, as Initial Purchaser (Exhibit 4.9 to our
                              Form S-4, Registration No. 333-50828).
         10.A              -- Amended and Restated Power Purchase Agreement dated as of
                              March 21, 2000 between Cedar Brakes I, L.L.C. and Public
                              Service Electric and Gas Company (Exhibit 10.1 to our
                              Form S-4, Registration No. 333-50828).
         10.B              -- Power Services Agreement dated September 20, 2000 between
                              Cedar Brakes I, L.L.C. and El Paso Merchant Energy, L.P.
                              (Exhibit 10.2 to our Form S-4, Registration No.
                              333-50828)

        EXHIBIT
          NO.                                      DESCRIPTION
        -------                                    -----------
         10.C              -- Administrative Services Agreement dated as of September
                              20, 2000 between Cedar Brakes I, L.L.C. and El Paso
                              Merchant Energy, L.P. (Exhibit 10.3 to our Form S-4,
                              Registration No. 333-50828)
         10.D              -- Guaranty dated as of September 20, 2000 from El Paso
                              Energy Corporation of the performance of El Paso Merchant
                              Energy, L.P. under the Power Services Agreement (Exhibit
                              10.2 to our Form S-4, Registration No. 333-50828) and the
                              Administrative Services Agreement (Exhibit 10.3 to our
                              Form S-4, Registration No. 333-50828) (Exhibit 10.4 to
                              our Form S-4, Registration No. 333-50828).
         10.E              -- Purchase Agreement dated as of September 20, 2000 between
                              Cedar Brakes I, L.L.C. and Credit Suisse First Boston
                              Corporation, as Initial Purchaser (Exhibit 10.5 to our
                              Form S-4, Registration No. 333-50828).
         12.A              -- Computation of Ratio of Earnings to Fixed Charges.