Form 10-Q
period 2002-03-31
CEDAR BRAKES I LLC
filed 2002-05-15
CIK 1126311

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Member interests, par value $100 per share. Shares outstanding on May 13, 2002: 10

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CEDAR BRAKES I, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2002       2001
                                                              -------    -------
Operating revenues
  Electricity sales.........................................  $16,146    $14,759
                                                              -------    -------
Operating expenses
  Electricity purchases -- affiliate........................    6,404      6,120
  Change in market value of power agreements................      606      9,459
  Administrative fees to affiliate..........................       25         25
  Other.....................................................       10          6
                                                              -------    -------
                                                                7,045     15,610
                                                              -------    -------
Operating income (loss).....................................    9,101       (851)
                                                              -------    -------
Other (income) expense
  Interest income...........................................     (107)      (261)
  Interest and debt expense.................................    6,534      6,746
                                                              -------    -------
                                                                6,427      6,485
                                                              -------    -------
Net income (loss) before cumulative effect of accounting
  change....................................................    2,674     (7,336)
Cumulative effect of accounting change......................       --     89,368
                                                              -------    -------
Net income..................................................  $ 2,674    $82,032
                                                              =======    =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               MARCH 31,   DECEMBER 31,
                                                                 2002          2001
                                                               ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $  9,682      $ 22,804
  Accounts receivable -- Public Service Electric & Gas
     Company................................................      4,853            40
  Power purchase agreement..................................     35,881        36,026
                                                               --------      --------
          Total current assets..............................     50,416        58,870
                                                               --------      --------
Power purchase agreement....................................    308,813       318,794
Restricted cash.............................................     12,952        13,201
Deferred financing costs, net...............................      4,406         4,546
                                                               --------      --------
          Total assets......................................   $376,587      $395,411
                                                               ========      ========

                           LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable -- affiliate.............................   $  1,952      $     65
  Accrued interest payable..................................      3,093         9,900
  Power services agreement..................................      1,111         2,607
  Current maturities of long-term debt......................      7,872         5,858
                                                               --------      --------
          Total current liabilities.........................     14,028        18,430
                                                               --------      --------
Power services agreement....................................     16,966        24,990
Long-term debt, less current maturities.....................    296,870       304,742

Commitments and contingencies

Member's capital............................................     48,723        47,249
                                                               --------      --------
          Total liabilities and member's capital............   $376,587      $395,411
                                                               ========      ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                 2002       2001
                                                               --------   --------
Cash flows from operating activities
  Net income................................................   $  2,674   $ 82,032
  Adjustments to reconcile net income to net cash from
     operating activities
     Cumulative effect of accounting change.................         --    (89,368)
     Changes in market value of power agreements............        606      9,459
     Amortization of deferred financing costs...............        140        110
     Working capital changes
       Accounts receivable..................................     (4,813)      (270)
       Accounts payable -- affiliate........................      1,887        641
       Accrued interest payable.............................     (6,807)    (3,814)
                                                               --------   --------
          Net cash used in operating activities.............     (6,313)    (1,210)
                                                               --------   --------
Cash flows from financing activities
  Principal payments of long-term debt......................     (5,858)        --
  Distributions to member...................................     (1,200)        --
  Change in restricted cash.................................        249         --
                                                               --------   --------
          Net cash used in financing activities.............     (6,809)        --
                                                               --------   --------
Decrease in cash and cash equivalents.......................    (13,122)    (1,210)
Cash and cash equivalents
  Beginning of period.......................................     22,804      8,692
                                                               --------   --------
  End of period.............................................   $  9,682   $  7,482
                                                               ========   ========
Supplemental disclosure of cash flow information
  Interest paid.............................................   $ 13,201   $ 10,414
                                                               ========   ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We are a single member Delaware limited liability company organized in March 2000, under the terms of a limited liability company agreement. We are a wholly owned subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by the Limestone Electron Trust and a subsidiary of El Paso Corporation. We began operations on September 27, 2000, when we acquired a long-term power purchase agreement to sell electric energy and provide electric capacity to Public Service Electric & Gas Company.

     Our December 31, 2001 audited financial statements, as presented in our Form 10-K, include a summary of our significant accounting policies and other disclosures. You should read those financial statements in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001 is derived from our audited balance sheet included in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our business.

     Our accounting policies are consistent with those discussed in our Form
10-K.

2. COMMITMENTS AND CONTINGENCIES

  Power Purchase Agreement

     We have a power purchase agreement with Public Service Electric that extends through August 2013. Under this agreement, we are required to sell and deliver energy to Public Service Electric at fixed prices and at specified delivery points. The prices under the agreement are specified on an annual basis and escalate each year over the contract term. For 2002, the price is $73.53 per megawatt hour, increasing annually to $92.43 per megawatt hour in 2013. The amount of energy delivered under this agreement is subject to an annual minimum and maximum requirement. We must deliver a minimum of 394,000 megawatt hours annually, with 40,000 megawatt hours required in each of the months of June through September. The remainder of the minimum requirements must be met during the other months in the year. During any one year, total deliveries cannot exceed the specified maximum amounts, which range from 788,954 megawatt hours to 855,779 megawatt hours over the life of the contract.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy delivery requirements for reasons within our control, Public Service Electric's payment to us will be reduced by a credit. Generally the credit would equal the excess price paid, if any, for energy purchased by Public Service Electric over the prices stated in our power purchase agreement. No credits were applied during the quarters ended March 31, 2002 or 2001.

     If we fail to provide all or part of the required electric capacity for reasons other than a force majeure event or a system emergency, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the power purchase agreement. Generally, the credit would equal the excess of the average market marginal hourly price, if any, over the price as stated in our power purchase agreement for those hours in which the shortfall occurred. No credits were applied during the quarters ended March 31, 2002 or 2001.

  Power Services Agreement

     In order to meet our energy delivery commitments under the power purchase agreement, we entered into a power services agreement with El Paso Merchant, Energy L.P., our affiliate. The power services agreement has the same term as the power purchase agreement. Under this agreement, we purchase energy at a fixed price and at quantities sufficient to meet our obligations to Public Service Electric. The fixed prices under the power services agreement escalate each year and are $29.30 per megawatt hour in 2002. Beyond 2002, these prices increase to $33.75 per megawatt hour in 2013.

     If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described in the power purchase agreement. No credits were taken during the quarters ended March 31, 2002 and 2001.

     The power services agreement also provides that El Paso Merchant deliver sufficient amounts of electric capacity to meet our capacity requirements under the power purchase agreement. If El Paso Merchant fails to provide all or part of the capacity, for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as our payment to Public Service Electric if we fail to provide capacity under the power purchase agreement. No credits were taken during the quarters ended March 31, 2002 and 2001. El Paso Merchant's performance under this agreement has been guaranteed by El Paso under a performance guaranty.

     Because our power purchase and power services agreements are similar in terms of quantities of energy bought and sold, and since prices under these agreements are fixed, the execution of these agreements results in our ability to earn a fixed margin. Assuming that minimum energy delivery requirements are met and all capacity requirements are made available, this margin will range from $44.23 to $59.99 per megawatt hour sold over the remaining life of the agreements.

3. RELATED PARTY TRANSACTIONS

  Power Services Agreement

     El Paso Merchant provides electric energy and electric capacity to us under the power services agreement as discussed above. Expenses under this agreement were based on market rates at the time the agreement was negotiated. Total purchases during 2002 and 2001 are reflected as electricity purchases -- affiliate in our statements of operations. Amounts owed under the agreement are included in our affiliate payable on our balance sheets.

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

  El Paso Corporation Performance Guaranty

     El Paso, the parent company of El Paso Merchant, entered into a performance guaranty with us on September 27, 2000, which expires on August 31, 2013. Under the performance guaranty, El Paso guarantees to us the punctual performance of all of El Paso Merchant's obligations under the power services agreement and administrative services agreement.

  Distributions

     In accordance with the senior secured bond indenture and our limited liability company agreement, a distribution of $1.2 million was paid to our member during February 2002.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2002 and December 31, 2001, the carrying amounts of our financial instruments including cash, cash equivalents and trade receivables and payables are representative of fair value because of their short-term nature. The fair value of our long-term debt was $316.8 million as of March 31, 2002, and $337.0 million as of December 31, 2001. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Form 10-K dated March 26, 2002, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

     For the quarter ended March 31, 2002, we had net income of $2.7 million compared to net income of $82.0 million for the quarter ended March 31, 2001. The March 31, 2001 amount includes income of $89.4 million as a result of our adoption of Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. Prior to this item, our net loss was $7.3 million. During the first quarter of 2002, we generated operating revenues of $16.1 million from the sale of approximately 220,000 megawatt hours of electricity and from providing electric capacity to Public Service Electric compared to $14.8 million and approximately 206,000 megawatt hours for the same period in the prior year. The decrease in operating expenses for the first quarter of 2002 to $7.0 million compared to $15.6 million for the same period in the prior year was primarily driven by changes in the fair value of our power purchase agreement and power services agreement. Our operating expenses also include fees accrued under our administrative services agreement with El Paso Merchant. Interest and debt expense decreased to $6.5 million for the quarter ended March 31, 2002 compared to $6.7 million for the same period in the prior year due to a lower outstanding principal balance in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

     Net cash used in operating activities was $6.3 million for the quarter ended March 31, 2002 compared to $1.2 million for the same period in 2001. The increase was primarily due to changes in working capital items, partially offset by an increase in our operations.

Cash from Financing Activities

     Net cash used in financing activities was $6.8 million for the quarter ended March 31, 2002 compared to $0 for the same period in 2001. The increase was due to the first principal payment on our long term debt made on February 15, 2002 and the distribution to our sole member.

Debt Service

     During the period from the inception of operations in September 2000 to the end of March 2002, we generated funds of approximately $87.6 million available for debt service from the sale of power. Interest for this period was approximately $39.8 million, providing an interest coverage ratio of 1.35. Including the proportionate principal payments for the same period of approximately $6.8 million, the debt service coverage ratio was 1.15.

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

     There have been no material changes in our market risks since December 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     None.

     Undertaking

          We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the United States Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CEDAR BRAKES I, L.L.C.

Date: May 15, 2002                                                     /s/ JOHN L. HARRISON
                                                             -----------------------------------------
                                                                         John L. Harrison
                                                                      Vice President, Senior
                                                                         Managing Director
                                                                   (Principal Financial Officer)

Date: May 15, 2002                                                    /s/ CECILIA T. HEILMANN
                                                             -----------------------------------------
                                                                        Cecilia T. Heilmann
                                                                     Vice President, Managing
                                                                      Director and Controller
                                                                  (Principal Accounting Officer)