Form 10-Q
period 2002-06-30
CEDAR BRAKES I LLC
filed 2002-08-14
CIK 1126311

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-50828

                             CEDAR BRAKES I, L.L.C.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                       76-0613853
        (State or Other Jurisdiction                          (I.R.S. Employer
      of Incorporation or Organization)                      Identification No.)

              EL PASO BUILDING
            1001 LOUISIANA STREET
               HOUSTON, TEXAS                                       77002
  (Address of Principal Executive Offices)                       (Zip Code)

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 13, 2002, 100 percent of the membership interest of Cedar Brakes I, L.L.C. is owned directly by Mesquite Investors, L.L.C. Such membership interest is not publicly traded and therefore has no separate, quantifiable market value.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CEDAR BRAKES I, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                         QUARTER ENDED       SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                       ------------------   ------------------
                                                         2002      2001       2002      2001
                                                       --------   -------   --------   -------
Operating revenues
  Electricity sales..................................  $ 15,759   $15,634   $ 31,905   $30,393
                                                       --------   -------   --------   -------
Operating expenses
  Electricity purchases -- affiliate.................     6,304     6,437     12,708    12,557
  Change in market value of power agreements.........   (18,417)      354    (17,811)    9,813
  Administrative fees to affiliate...................        25        25         50        50
  Other..............................................        59        --         69         6
                                                       --------   -------   --------   -------
                                                        (12,029)    6,816     (4,984)   22,426
                                                       --------   -------   --------   -------
Operating income.....................................    27,788     8,818     36,889     7,967
                                                       --------   -------   --------   -------
Other (income) expense
  Interest income....................................       (93)     (247)      (200)     (508)
  Interest and debt expense..........................     6,617     6,524     13,151    13,270
                                                       --------   -------   --------   -------
                                                          6,524     6,277     12,951    12,762
                                                       --------   -------   --------   -------
Net income (loss) before cumulative effect of
  accounting change..................................    21,264     2,541     23,938    (4,795)
Cumulative effect of accounting change...............        --        --         --    89,368
                                                       --------   -------   --------   -------
Net income...........................................  $ 21,264   $ 2,541   $ 23,938   $84,573
                                                       ========   =======   ========   =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               JUNE 30,   DECEMBER 31,
                                                                 2002         2001
                                                               --------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $ 18,890     $ 22,804
  Accounts receivable -- Public Service Electric and Gas
     Company................................................      5,212           40
  Power purchase agreement..................................     33,279       36,026
                                                               --------     --------
          Total current assets..............................     57,381       58,870
Power purchase agreement....................................    339,737      318,794
Restricted cash.............................................     12,952       13,201
Deferred financing costs, net...............................      4,266        4,546
                                                               --------     --------
          Total assets......................................   $414,336     $395,411
                                                               ========     ========

                           LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable -- affiliate.............................   $  2,055     $     65
  Accrued interest payable..................................      9,570        9,900
  Power services agreement..................................      2,976        2,607
  Current maturities of long-term debt......................      7,872        5,858
                                                               --------     --------
          Total current liabilities.........................     22,473       18,430
Power services agreement....................................     25,006       24,990
Long-term debt, less current maturities.....................    296,870      304,742

Commitments and contingencies

Member's capital............................................     69,987       47,249
                                                               --------     --------
          Total liabilities and member's capital............   $414,336     $395,411
                                                               ========     ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               -------------------
                                                                 2002       2001
                                                               --------   --------
Cash flows from operating activities
  Net income................................................   $ 23,938   $ 84,573
  Adjustments to reconcile net income to net cash from
     operating activities
     Cumulative effect of accounting change.................         --    (89,368)
     Changes in market value of power agreements............    (17,811)     9,813
     Amortization of deferred financing costs...............        280        246
     Working capital changes
       Accounts receivable..................................     (5,172)      (241)
       Accounts payable -- affiliate........................      1,990        598
       Accrued interest payable.............................       (330)     2,786
                                                               --------   --------
          Net cash provided by operating activities.........      2,895      8,407
                                                               --------   --------
Cash flows from financing activities
  Principal payments of long-term debt......................     (5,858)        --
  Distributions to member...................................     (1,200)        --
  Change in restricted cash.................................        249         --
                                                               --------   --------
          Net cash used in financing activities.............     (6,809)        --
                                                               --------   --------
Change in cash and cash equivalents.........................     (3,914)     8,407
Cash and cash equivalents
  Beginning of period.......................................     22,804      8,692
                                                               --------   --------
  End of period.............................................   $ 18,890   $ 17,099
                                                               ========   ========
Supplemental disclosure of cash flow information
  Interest paid.............................................   $ 13,201   $ 10,414
                                                               ========   ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We are a single member Delaware limited liability company organized in March 2000, under the terms of a limited liability company agreement. We are a wholly owned subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by the Limestone Electron Trust and a subsidiary of El Paso Corporation. We began operations on September 27, 2000 when we acquired a long-term power purchase agreement to sell electric energy and provide electric capacity to Public Service Electric and Gas Company.

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our December 31, 2001 audited financial statements on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2002, and for the quarters and six months ended June 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001 from the audited balance sheet filed in our Form 10-K. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year.

     Our accounting policies are consistent with those discussed in our Form 10-K as of December 31, 2001, except as discussed below.

  ACCOUNTING FOR POWER PURCHASE AND POWER SERVICES AGREEMENTS

     We record our power purchase and power services agreements on our balance sheet at their respective fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We estimate the fair value of our power purchase agreement with Public Service Electric and our power services agreement with El Paso Merchant based on an estimate of the cash receipts and payments under these agreements using anticipated future power prices compared to the contractual prices under these agreements, discounted at a risk-adjusted rate commensurate with the term of each contract, the 10-year treasury rate, and the credit risk of the counterparty. Our policy is to adjust this risk-adjusted rate assumption, or discount rate, when a significant change in the treasury rate and/or the credit spread associated with the counterparty to the contract occurs. In June 2002, we revised our power purchase agreement discount rate primarily due to a significant decline in the 10-year treasury rate from the time the initial fair value of the agreement was estimated. As of June 30, 2002, the discount rate used to calculate the fair value of the power purchase agreement was 6.44%. The net effect of the discount rate change was an increase to the fair value of our power purchase agreement of $24.1 million and is reflected in operating expenses on our statement of operations. Prior to this, the discount rate used to calculate the fair value of the power purchase agreement was 7.70%.

     Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under our agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively quoted prices and historical information. Changes in these values in the future, which could be positive or negative, will occur as our estimates of each of these variables change and as additional market data becomes available, and these changes could be material from period to period. However, the pricing of our power agreements is fixed over their term and, as a result, despite short-term fluctuations in market factors, our long-term reported results will be more reflective of the terms of these agreements. Future changes in interest rates or counterparty credit spreads, if significant, will have a significant impact on our results of operations and balance sheet.

  NEW ACCOUNTING PRONOUNCEMENTS

  Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized but periodically tested for impairment, at least on an annual basis, or whenever an event occurs to indicate that an impairment may have occurred. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. The adoption of this standard on January 1, 2002 did not have a material effect on our financial statements.

  NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

  Reporting Gains and Losses from the Early Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses how to report gains or losses resulting from the early extinguishment of debt. Under current accounting rules, any gains or losses on early extinguishment of debt are reported as an extraordinary item. When we adopt SFAS No. 145, we will be required to evaluate whether the debt extinguishment is truly extraordinary in nature. If we routinely extinguish debt early, the gain or loss will be included in income from continuing operations. This statement will be effective for our 2003 year-end reporting.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003.

2. COMMITMENTS AND CONTINGENCIES

  Power Purchase Agreement

     We have a power purchase agreement with Public Service Electric that extends through August 2013. Under this agreement, we are required to arrange for 123 megawatts per day of electric capacity to be made available to Public Service Electric, and we are required to sell and deliver electric energy to Public Service Electric at established prices and at any delivery point within the Pennsylvania-New Jersey-Maryland power system. The prices under the agreement are specified on an annual basis and escalate each year over the contract term. For 2001, the price was $72.17 per megawatt hour and for 2002, the price is $73.53 per megawatt hour, increasing annually to $92.43 per megawatt hour in 2013. The amount of energy delivered under this agreement is subject to an annual minimum and maximum requirement. We must deliver a minimum of 394,000 megawatt hours of on-peak electric energy annually, with 40,000 megawatt hours required in each of the months of June through September during the on-peak hours. The remainder of the minimum requirements must be met during the other months in the year. During any one year, total deliveries cannot exceed the specified maximum amounts, which range from 788,954 megawatt hours to 855,779 megawatt hours over the life of the agreement.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy delivery requirements for reasons within our control, Public Service Electric's payment to us may be reduced by a credit, if any, for energy purchased by Public Service Electric over the prices stated in our power purchase agreement. No credits were applied during the six months ended June 30, 2002 or 2001.

     If we fail to provide all or part of the required electric capacity for reasons within our control, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the power purchase agreement. Generally, the credit would equal the excess of the average market marginal hourly price, if any, over the price as stated in our power purchase agreement for those hours in which the shortfall occurred. No credits were applied during the six months ended June 30, 2002 or 2001.

  Power Services Agreement

     In order to meet our electric energy delivery and electric capacity commitments under the power purchase agreement, we entered into a power services agreement with El Paso Merchant Energy, L.P., our affiliate. The power services agreement has the same term as the power purchase agreement. Under this agreement, we purchase energy at an established price and at quantities sufficient to meet our obligations to Public Service Electric. The prices under the power services agreement were $29.71 per megawatt hour in 2001, and are $29.30 per megawatt hour in 2002. Beyond 2002, these prices escalate each year to $33.75 per megawatt hour in 2013.

     Under the power services agreement, El Paso Merchant must schedule and deliver to us during each year both the minimum hourly energy deliveries and the full amount of energy deliveries that we are obligated to deliver under our power purchase agreement with Public Service Electric and El Paso Merchant must also make available to us capacity credits equal to the capacity we are required to provide under our power purchase agreement with Public Service Electric. If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described above. No credits were taken during the six months ended June 30, 2002 and 2001.

     The power services agreement also requires that El Paso Merchant provide sufficient amounts of electric capacity to meet our capacity requirements under the power purchase agreement. If El Paso Merchant fails to provide all or part of the capacity, for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as our payment to Public Service Electric if we fail to provide capacity under the power purchase agreement. No credits were taken during the six months ended June 30, 2002 and 2001. El Paso Merchant's performance under this agreement has been guaranteed by El Paso Corporation under a performance guaranty.

     Because our power purchase and power services agreements are similar in terms of the amount of capacity provided and the quantities of electric energy bought and sold, and since prices under these agreements are established, the execution of these agreements results in our ability to receive a determinable cash margin over the term of the agreements. Assuming that minimum electric energy delivery requirements are met and all electric capacity requirements are made available, this margin will range from $44.23 to $59.99 per megawatt hour sold over the remaining life of the agreements.

3. RELATED PARTY TRANSACTIONS

  Power Services Agreement

     El Paso Merchant provides electric energy and electric capacity to us under the power services agreement as discussed above. Expenses under this agreement are based on market rates at the time the agreement was negotiated. Total purchases during 2002 and 2001 are reflected as electricity purchases -- affiliate in our statements of operations. Amounts owed under the agreement are included in accounts payable -- affiliate on our balance sheets.

  Administrative Services Agreement

     We have an administrative services agreement with El Paso Merchant to provide project management, finance and accounting services to us for a fee of $100,000 per year through 2013. In addition to the base fee, we are obligated to reimburse El Paso Merchant for direct expenses other than project management, finance and accounting services that may be incurred on our behalf. Fees and expenses under this agreement are due and payable only to the extent that we have sufficient cash after paying obligations under our bond indenture. Total fees incurred under this agreement during 2002 and 2001 are reflected as administrative fees to affiliate in our statements of operations.

  El Paso Corporation Performance Guaranty

     El Paso Corporation, the parent company of El Paso Merchant, entered into a performance guaranty with us on September 27, 2000, which expires after the expiration of El Paso Merchant's obligations under the power services and administrative services agreement. Under the performance guaranty, El Paso Corporation guarantees to us the punctual performance of all of El Paso Merchant's obligations under the power services agreement and administrative services agreement.

  Distributions

     As permitted by the senior secured bond indenture and our limited liability company agreement, a distribution of $1.2 million was paid to our member during February 2002.

     See Note 2 for additional discussion on commitments with related parties.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of June 30, 2002 and December 31, 2001, the carrying amounts of our financial instruments including cash, cash equivalents and trade receivables and payables are representative of fair value because of their short-term nature. The fair value of our long-term debt was $304.6 million as of June 30, 2002, and $337.0 million as of December 31, 2001. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

     In May 2002, Standard and Poor's lowered the senior unsecured credit rating of our only customer, Public Service Electric, from BBB+ to BBB-. Although our credit rating is not directly related to the credit rating of Public Service Electric, an indirect result of the credit rating downgrade of Public Service Electric was a downgrade in the credit rating of our bonds in June 2002 by Standard and Poor's from BBB to BBB-. Further downgrades of Public Service Electric could indirectly have a negative impact on the fair value of our long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Form 10-K dated March 26, 2002, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

GENERAL

Power Contract Restructurings

     Our sole business is to sell electric energy and provide electric capacity to Public Service Electric under our power purchase agreement with them. We were formed in March 2000, but did not begin operations until September 27, 2000 when we acquired a power purchase agreement from Newark Bay Cogeneration Partnership L.P. This power purchase agreement was acquired as part of the process of what has become known in the power industry as a "power contract restructuring." Many domestic power plants have long-term power sales contracts with regulated utilities that were entered into under the Public Utility Regulatory Policies Act of 1978 (PURPA). The power sold to the utility under these PURPA contracts is required to be delivered from a specified power generation plant at power prices that are usually significantly higher than the cost of power in the wholesale power market. The cost of generating power at these PURPA power plants is typically higher than the cost that would be incurred by obtaining the power in the wholesale power market, principally because the PURPA power plants are less efficient than newer power generation facilities.

     In a power contract restructuring, the PURPA power purchase agreement is amended so that the power sold to the utility does not have to be provided from the specific power plant. Because we are able to buy lower cost power in the wholesale power market, we have the ability to reduce the cost paid by the utility, thereby inducing the utility to enter into the power contract restructuring transaction. Following the contract restructuring, the power plant operates on a merchant basis, which means that it is no longer dedicated to one buyer and will operate only when power prices are high enough to make operations economical. Prior to a power contract restructuring, the power plant and its related PURPA power purchase agreement are accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are, in most cases, accounted for on an accrual basis as power is generated and sold to the utility. As part of the restructuring, any related fuel supply and steam contracts are generally amended or terminated, the value of the remaining merchant plant is evaluated for possible impairment, and the restructured power purchase agreements are adjusted to their estimated fair value. The restructured power agreement can then be sold or we can enter into an offsetting power services agreement. In cases when we enter into a power services agreement, we use the restructured power purchase agreement and the power services agreement, along with the fixed-price spread between these contracts as collateral to obtain financing. The offsetting power services agreement requires the power supplier, which can be an affiliate or third-party, to provide long-term fixed price power in amounts sufficient for us to meet our obligations under the restructured power agreement.

     Under the original power purchase agreement, Newark Bay sold generating capacity and associated energy from the Newark Bay facility to Public Service Electric. Under this agreement, the Newark Bay facility was required to be a qualifying facility under PURPA. Newark Bay and Public Service Electric sought to amend the original power purchase agreement in order to achieve a number of benefits, including the elimination of the requirement that the capacity and energy sold under the original power purchase agreement be sourced only from the Newark Bay facility. The elimination of the requirement that the Newark Bay facility be the only source of energy under the amended power purchase agreement is beneficial to us because we can source energy from any source connected to the Pennsylvania-New Jersey-Maryland (PJM) market, and the cost of energy sourced in this manner may be less expensive than the cost to produce such energy at the Newark Bay facility. The benefits of the amended power purchase agreement also include significantly more flexibility in scheduling energy deliveries, including a greater degree of daily delivery flexibility. From the perspective of Public Service Electric, our ability to source lower cost power in the market allowed us to provide Public Service Electric with a substantial reduction in the price of the energy and capacity rates under the amended power purchase agreement compared to the prices under the original power purchase agreement.

     We purchased the original power purchase agreement from Newark Bay on September 27, 2000, for $289.8 million. We simultaneously amended the original power purchase agreement and began operating under the restructured power purchase agreement on September 27, 2000. In order to meet our energy delivery and electric capacity commitments under the power purchase agreement, we entered into a power services agreement with El Paso Merchant. The power services agreement has the same term as the power purchase agreement and we purchase energy at an established price and at quantities sufficient to meet our obligations to Public Service Electric.

     In September 2000, we issued 8 1/2% Series A Senior Secured Bonds, due 2014, with an aggregate principal amount of $310.6 million. We completed an exchange of the Series A bonds for registered 8 1/2% Series B Senior Secured Bonds, due 2014, in May 2001. The terms of the Series B bonds and the Series A bonds are substantially the same in all material respects, except that the Series B bonds are registered with the Securities and Exchange Commission. Scheduled payments of principal and interest on the bonds are expected to be paid from the positive margin created between the sales of electric energy and capacity to Public Service Electric and purchases of electric energy and capacity from El Paso Merchant.

     The power purchase agreement was initially accounted for as an intangible asset, which we amortized ratably as we recognized revenues under the agreement. Beginning January 1, 2001, our power purchase agreement and our power services agreement were accounted for as derivative instruments under the provisions of SFAS No. 133. As a result, the power purchase agreement and the power services agreement were recorded on our balance sheet at their estimated fair values, with changes in those estimated fair values recorded in our statement of operations. The difference between the fair value and the unamortized cost of these agreements on January 1, 2001, was $89.4 million, and was recorded as a cumulative effect of an accounting change in our statement of operations.

     As of June 30, 2002, these agreements had an estimated net fair value of $345.0 million. For the six months ended June 30, 2002, the net change in estimated fair value of these agreements was an increase of $17.8 million and was recorded as a component of operating expenses in our condensed statement of operations. The fair values of these agreements were calculated based on a comparison of contract prices to the estimated future market prices of power. The differences between market and contractual prices are then discounted using discount rates that reflect the counterparty credit risk and current market conditions. Discount rates are modified only when a significant change in the counterparty credit risk, market condition, or both occurs. As of June 30, 2002, the discount rate used to calculate the fair value of the power purchase agreement was 6.44% and the discount rate used to calculate the fair value of the power services agreement was 7.63%.

     We also adjust our valuations for factors such as market liquidity, market price correlation and model risk, as needed. Future power prices are based on the forward pricing curve of the appropriate power delivery and receipt points in the applicable power market. This forward pricing curve is derived from a combination of actual prices observed in the applicable market, price quotes from brokers and extrapolation models that rely on actively quoted prices and historical information. The timing of cash receipts and payments are based on the expected timing of power delivered under these contracts.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

     For the quarter ended June 30, 2002, we had net income of $21.3 million compared to net income of $2.5 million for the quarter ended June 30, 2001. During the second quarter of 2002, we generated operating revenues of $15.8 million from the sale of approximately 214,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric compared to revenues of $15.6 million from the sale of approximately 217,000 megawatt hours of electric energy and providing electric capacity for the same period in 2001. The decrease in operating expenses from $6.8 million to $12.0 million of income in the second quarter of 2002 was primarily driven by changes in the fair value of our power purchase agreement and power services agreement. These amounts are included in our operating income since changes in the value of our power agreements result primarily from the execution of our power agreements. The change in the fair value of our power purchase agreement was primarily due to changes in the risk-adjusted rate used to discount our estimated cash receipts under this agreement. This change in the risk-adjusted rate, resulting primarily from a significant change in interest rates from the time the initial fair value of the agreement was estimated as compared to the interest rates at June 30, 2002, is in accordance with our accounting policies as discussed in our Form 10-K dated March 26, 2002. This change in estimate resulted in an increase in the market value of power agreements on our statement of operations of approximately $24.1 million. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense increased to $6.6 million for the quarter ended June 30, 2002 compared to $6.5 million for the same period in the prior year primarily due to an increase in the amount of deferred financing costs amortized in 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     For the six months ended June 30, 2002, we had net income of $23.9 million compared to net income of $84.6 million for the six months ended June 30, 2001. The June 30, 2001 amount includes income of $89.4 million as a result of our adoption of SFAS No. 133 on January 1, 2001. Prior to this item, our net loss was $4.8 million. During the first six months of 2002, we generated operating revenues of $31.9 million from the sale of approximately 434,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric compared to revenues of $30.4 million from the sale of approximately 423,000 megawatt hours of electric energy and providing electric capacity for the same period in 2001. The decrease in operating expenses from $22.4 million to $5.0 million of income for the first six months of 2002 was primarily driven by changes in the fair value of our power purchase agreement and power services agreement. The change in the fair value of our power purchase agreement was primarily due to changes in the risk-adjusted rate used to discount our estimated cash receipts under this agreement. This change in the risk-adjusted rate, resulting primarily from a significant change in interest rates from the time the initial fair value of the agreement was estimated as compared to the interest rates at June 30, 2002, is in accordance with our accounting policies as discussed in our Form 10-K dated March 26, 2002. This change in estimate resulted in an increase in the market value of power agreements on our statement of operations of approximately $24.1 million. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense decreased to $13.2 million for the six months ended June 30, 2002 compared to $13.3 million for the same period in 2001 due to a lower outstanding principal balance in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

     Net cash provided by operating activities was $2.9 million for the six months ended June 30, 2002 compared to $8.4 million for the same period in 2001. The decrease was primarily due to changes in working capital items, partially offset by increases in electricity sales.

Cash from Financing Activities

     Net cash used in financing activities was $6.8 million for the six months ended June 30, 2002 and consisted primarily of a $5.9 million principal payment on our long-term debt made on February 15, 2002, and a $1.2 million distribution to our sole member.

Distributions and Debt Service

     As permitted by the senior secured bond indenture and our limited liability company agreement, a distribution of $1.2 million was paid to our member during February 2002. During the six months ended January 31, 2002, we generated funds of approximately $15.7 million available for debt service from the sale of power. Interest for this period was approximately $13.2 million, providing an interest coverage ratio of 1.19. Including the proportionate principal payments for the same period of approximately $2.1 million, the debt service coverage ratio was 1.03. During the six months ended June 30, 2002, we generated funds of approximately $16.1 million available for debt service from the sale of power. Interest for this period was approximately $13.0 million, providing an interest coverage ratio of 1.24. Including the proportionate principal payments for the same period of approximately $3.7 million, the debt service coverage ratio was 0.97. In December 2001, we fulfilled our maximum annual volume requirements under the power purchase agreement with Public Service Electric. Accordingly, our December 2001 revenues were reduced, thus reducing January 2002 cash collections resulting in a debt service coverage ratio lower than 1.03 for the six month period ended June 30, 2002. We anticipate the debt service coverage ratio to be greater than 1.03 for the remainder of 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The sensitivity of the fair value of the following agreements to changes in discount rates are as follows:

                                                              1% INCREASE           1% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Power purchase agreement.......................  $373.0   $353.7     $(19.3)    $393.8     $20.8
Power services agreement.......................   (28.0)   (26.5)       1.5      (29.5)     (1.5)
                                                 ------   ------     ------     ------     -----
          Total................................  $345.0   $327.2     $(17.8)    $364.3     $19.3
                                                 ======   ======     ======     ======     =====

COMMODITY PRICE RISK

     Our power purchase agreement and power services agreement meet the definition of derivatives under the provisions of SFAS No. 133 and are carried at their fair value. The fair value of these agreements at June 30, 2002, was estimated based on the expected estimated cash receipts and payments under these agreements using contractual prices under these agreements compared to anticipated future power prices discounted at a risk-adjusted rate commensurate with the term of each contract and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivery under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from the actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively, quoted prices and historical information.

     The sensitivity of the fair value of our power agreements to changes in the forward pricing curve is as follows:

                                                             10% INCREASE          10% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Power purchase agreement.......................  $373.0   $357.1     $(15.9)    $389.1     $ 16.1
Power services agreement.......................   (28.0)   (12.8)      15.2      (42.9)     (14.9)
                                                 ------   ------     ------     ------     ------
          Total................................  $345.0   $344.3     $ (0.7)    $346.2     $  1.2
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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 *99.A   Certification of President (Principal Executive Officer)
         pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.B   Certification of Chief Financial Officer pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            CEDAR BRAKES I, L.L.C.

Date: August 14, 2002                                                  /s/ JOHN L. HARRISON
                                                             -----------------------------------------
                                                                         John L. Harrison
                                                                      Senior Vice President,
                                                                     Chief Financial Officer,
                                                                           Treasurer and
                                                                          Class A Manager
                                                                   (Principal Financial Officer)

Date: August 14, 2002                                                 /s/ CECILIA T. HEILMANN
                                                             -----------------------------------------
                                                                        Cecilia T. Heilmann
                                                                     Vice President, Managing
                                                                      Director and Controller
                                                                  (Principal Accounting Officer)

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 *99.A     Certification of President (Principal Executive Officer)
           pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.