Form 10-Q
period 2002-09-30
CEDAR BRAKES I LLC
filed 2002-11-15
CIK 1126311

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 12, 2002, 100 percent of the membership interest of Cedar Brakes I, L.L.C. is owned directly by Mesquite Investors, L.L.C. Such membership interest is not publicly traded and therefore has no separate, quantifiable market value.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CEDAR BRAKES I, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          QUARTER ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                        -----------------   ------------------
                                                         2002      2001       2002      2001
                                                        -------   -------   --------   -------
Operating revenues
  Electricity sales...................................  $17,345   $16,627   $ 49,250   $47,020
                                                        -------   -------   --------   -------
Operating expenses
  Electricity purchases -- affiliate..................    6,912     6,866     19,620    19,423
  Change in market value of power agreements..........    3,158     4,116    (14,653)   13,929
  Administrative fees to affiliate....................       25        25         75        75
  Other...............................................       47        11        116        17
                                                        -------   -------   --------   -------
                                                         10,142    11,018      5,158    33,444
                                                        -------   -------   --------   -------
Operating income......................................    7,203     5,609     44,092    13,576
                                                        -------   -------   --------   -------
Other (income) expense
  Interest income.....................................     (110)     (216)      (310)     (724)
  Interest and debt expense...........................    6,775     6,967     19,926    20,237
                                                        -------   -------   --------   -------
                                                          6,665     6,751     19,616    19,513
                                                        -------   -------   --------   -------
Net income (loss) before cumulative effect of
  accounting change...................................      538    (1,142)    24,476    (5,937)
Cumulative effect of accounting change................       --        --         --    89,368
                                                        -------   -------   --------   -------
Net income (loss).....................................  $   538   $(1,142)  $ 24,476   $83,431
                                                        =======   =======   ========   =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2002            2001
                                                               -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $ 12,871        $ 22,804
  Accounts receivable -- Public Service Electric and Gas
     Company................................................       11,298              40
  Power purchase agreement..................................       34,439          36,026
                                                                 --------        --------
          Total current assets..............................       58,608          58,870
Power purchase agreement....................................      334,140         318,794
Restricted cash.............................................       12,952          13,201
Deferred financing costs, net...............................        4,111           4,546
                                                                 --------        --------
          Total assets......................................     $409,811        $395,411
                                                                 ========        ========

                             LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable -- affiliate.............................     $  4,603        $     65
  Accrued interest payable..................................        3,238           9,900
  Power services agreement -- affiliate.....................        3,157           2,607
  Current maturities of long-term debt......................        7,872           5,858
                                                                 --------        --------
          Total current liabilities.........................       18,870          18,430
Power services agreement -- affiliate.......................       23,546          24,990
Long-term debt, less current maturities.....................      296,870         304,742

Commitments and contingencies

Member's capital............................................       70,525          47,249
                                                                 --------        --------
          Total liabilities and member's capital............     $409,811        $395,411
                                                                 ========        ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               -------------------
                                                                 2002       2001
                                                               --------   --------
Cash flows from operating activities
  Net income................................................   $ 24,476   $ 83,431
  Adjustments to reconcile net income to net cash from
     operating activities
     Cumulative effect of accounting change.................         --    (89,368)
     Change in market value of power agreements.............    (14,653)    13,929
     Amortization of deferred financing costs...............        435        392
     Working capital changes
       Accounts receivable..................................    (11,258)      (444)
       Accounts payable -- affiliate........................      4,538        615
       Accrued interest payable.............................     (6,662)    (3,594)
                                                               --------   --------
          Net cash (used in) provided by operating
            activities......................................     (3,124)     4,961
                                                               --------   --------
Cash flows from financing activities
  Principal payments of long-term debt......................     (5,858)        --
  Distributions to member...................................     (1,200)        --
  Change in restricted cash.................................        249         --
                                                               --------   --------
          Net cash used in financing activities.............     (6,809)        --
                                                               --------   --------
Change in cash and cash equivalents.........................     (9,933)     4,961
Cash and cash equivalents
  Beginning of period.......................................     22,804      8,692
                                                               --------   --------
  End of period.............................................   $ 12,871   $ 13,653
                                                               ========   ========
Supplemental disclosure of cash flow information
  Interest paid.............................................   $ 26,153   $ 23,394
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

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2002, and for the quarters and nine months ended September 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001 from the audited balance sheet filed in our 2001 Form 10-K. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year.

     Our accounting policies are consistent with those discussed in our 2001 Form 10-K, except as discussed below.

  ACCOUNTING FOR POWER PURCHASE AND POWER SERVICES AGREEMENTS

     We record our power purchase and power services agreements on our balance sheet at their estimated fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We estimate the fair value of our power purchase agreement with Public Service Electric and our power services agreement with El Paso Merchant Energy, L.P., our affiliate, based on an estimate of the cash receipts and payments under these agreements using anticipated future power prices compared to the contractual prices under these agreements, discounted at a rate that is based upon the 10-year United States Treasury rate, adjusted for the credit risk of each counterparty.

     We make adjustments to this discount rate when we believe that market changes in the rates result in changes in fair values that can be realized. We consider whether changes in the rates are the result of changes in the capital markets, or are the result of sustained economic changes. During the third quarter, treasury rates declined. We did not adjust our discount rate for this decline in treasury rates since this decrease, combined with the significant uncertainties in the capital markets, did not result in an increased fair value that we believe could have been realized in the market.

     In June 2002, we revised our power agreement discount rates as a result of revised counterparty credit spreads and significant declines in the 10-year Treasury rate from the time the initial fair value of the agreements were estimated. As of September 30, 2002, the discount rate used to calculate the fair value of the power purchase agreement was 6.44 percent and the rate used to calculate the fair value of the power services agreement was 7.63 percent.

     Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under our agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively quoted prices and historical information. Changes in these values in the future, which could be positive or negative, will occur as our estimates of each of these variables change and as additional market data becomes available, and these changes could be material from period to period. However, the pricing of our power agreements is fixed over their term and, as a result, despite short-term fluctuations in market factors, our long-term reported results will be more reflective of the terms of these agreements. If significant future changes in interest rates or counterparty credit risks occur, it will have a significant impact on our financial position and results of operations.

  NEW ACCOUNTING PRONOUNCEMENTS

  Goodwill and Other Intangible Assets

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires that goodwill no longer be amortized but periodically tested for impairment, at least on an annual basis, or whenever an event occurs to indicate that an impairment may have occurred. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. The adoption of this standard on January 1, 2002 did not have a material effect on our financial statements.

  NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

  Reporting Gains and Losses from the Early Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses how to report gains or losses resulting from the early extinguishment of debt. Under current accounting rules, any gains or losses on early extinguishment of debt are reported as an extraordinary item. When we adopt SFAS No. 145, we will be required to evaluate whether any debt extinguishment is truly extraordinary in nature. If we routinely extinguish debt early, the gain or loss will be included in income from continuing operations. This statement will be effective for our 2003 year-end reporting.

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

2. COMMITMENTS AND CONTINGENCIES

  Power Purchase Agreement

     We have a power purchase agreement with Public Service Electric that extends through August 2013. Under this agreement, we are required to arrange for 123 megawatts per day of electric capacity to be made available to Public Service Electric, and we are required to sell and deliver electric energy to Public Service Electric at established prices and at any delivery point within the Pennsylvania-New Jersey-Maryland power system. The prices under the agreement are specified on an annual basis and escalate each year over the contract term. For 2001, the price was $72.17 per megawatt hour and, for 2002, the price is $73.53 per megawatt hour, increasing annually to $92.43 per megawatt hour in 2013. The amount of energy delivered under this agreement is subject to an annual minimum and maximum requirement. We must deliver a minimum of 394,000 megawatt hours of on-peak electric energy annually, with 40,000 megawatt hours required in each of the months of June through September during the on-peak hours. The remainder of the minimum requirements must be met during the other months in the year. During any one year, total deliveries cannot exceed the specified maximum amounts, which range from 788,954 megawatt hours to 855,779 megawatt hours over the life of the agreement.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy delivery requirements for reasons within our control, Public Service Electric's payment to us may be reduced by a credit, if any, for energy purchased by Public Service Electric over the prices stated in our power purchase agreement. No credits were applied during the nine months ended September 30, 2002 or 2001.

     If we fail to provide all or part of the required electric capacity for reasons within our control, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the power purchase agreement. Generally, the credit would equal the deficiency charge, if any, payable by Public Service Electric as a direct result of our failure to provide the required electric capacity. No credits were applied during the nine months ended September 30, 2002 or 2001.

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

     Under the power services agreement, El Paso Merchant must schedule and deliver to us during each year both the minimum hourly energy deliveries and the full amount of energy deliveries that we are obligated to deliver under our power purchase agreement with Public Service Electric and El Paso Merchant must also make available to us capacity credits equal to the capacity we are required to provide under our power purchase agreement with Public Service Electric. If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described above. No credits were taken during the nine months ended September 30, 2002 and 2001.

     The power services agreement also requires that El Paso Merchant provide sufficient amounts of electric capacity to meet our capacity requirements under the power purchase agreement. If El Paso Merchant fails to provide all or part of the capacity, for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as our payment to Public Service Electric if we fail to provide capacity under the power purchase agreement. No credits were taken during the nine months ended September 30, 2002 and 2001. El Paso Merchant's performance under this agreement has been guaranteed by El Paso Corporation under a performance guaranty.

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

3. RELATED PARTY TRANSACTIONS

  Power Services Agreement

     El Paso Merchant provides electric energy and electric capacity to us under the power services agreement as discussed above. Purchases under this agreement are based on market rates at the time the agreement was negotiated. Total purchases during 2002 and 2001 are reflected as electricity purchases -- affiliate in our statements of operations. Amounts owed under the agreement are included in accounts payable -- affiliate on our balance sheets.

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

  Distributions

     As permitted by the senior secured bond indenture and our limited liability company agreement, cash distributions may be made to our member on February 15 of each year for all excess cash, provided that no event of default or defaults have occurred and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00. A distribution of $1.2 million was paid to our member during February 2002.

  El Paso Corporation Announces Exit of Energy Trading Activities

     On November 8, 2002, El Paso Corporation announced its plan to exit the energy trading business. El Paso's plan includes forming a new subsidiary to hold, manage and liquidate its trading assets and liabilities currently held by its 100% owned subsidiary and our affiliate, El Paso Merchant Energy, L.P. Our indenture requires the consent of the lenders to an assignment by El Paso Merchant of its obligations under our power services agreement. El Paso Corporation has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the power services and administrative services agreements. We are in the process of evaluating what impact, if any, this announcement will have on these agreements.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of September 30, 2002 and December 31, 2001, the carrying amounts of our financial instruments including cash, cash equivalents and trade receivables and payables are representative of fair value because of their short-term nature. The fair value of our long-term debt was $236.1 million as of September 30, 2002, and $337.0 million as of December 31, 2001. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

     In May 2002, Standard and Poor's lowered the senior unsecured credit rating of our only customer, Public Service Electric, from BBB+ to BBB-. Although our credit rating is not directly related to the credit rating of Public Service Electric, an indirect result of this downgrade was a reduction in the credit rating of our bonds in June 2002 by Standard and Poor's from BBB to BBB-. Further downgrades of Public Service Electric could indirectly have a negative impact on the fair value of our long-term debt.

     On October 4, 2002, Moody's Investors Service downgraded our debt rating to Baa3 from Baa2. This downgrade reflects previous action taken by Moody's on the ratings of El Paso Corporation which guarantees El Paso Merchant's performance under our power services agreement. On November 12, 2002, action was taken by Standard and Poor's which resulted in a downgrade to El Paso Corporation's credit ratings. This and further downgrades of El Paso Corporation's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2001 Form 10-K dated March 26, 2002, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

RECENT DEVELOPMENTS

El Paso Corporation Announces Exit of Energy Trading Activities

     On November 8, 2002, El Paso Corporation announced its plan to exit the energy trading business. El Paso's plan includes forming a new subsidiary to hold, manage and liquidate its trading assets and liabilities currently held by its 100% owned subsidiary and our affiliate, El Paso Merchant Energy, L.P. Our indenture requires the consent of the lenders to an assignment by El Paso Merchant of its obligations under our power services agreement. El Paso Corporation has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the power services and administrative services agreements. We are in the process of evaluating what impact, if any, this announcement will have on these agreements.

Potential Changes in Mesquite Investors' Ownership

     On November 8, 2002, El Paso Corporation announced its intent to acquire an additional interest in Chaparral Investors, L.L.C. Chaparral owns Mesquite Investors, L.L.C., our parent company. Chaparral is owned approximately 20% by El Paso and the remainder by Limestone Investors, L.L.C. If El Paso acquires Limestone's interests, we would become a wholly-owned, indirect subsidiary of El Paso.

GENERAL

Power Contract Restructurings

     Our sole business is to sell electric energy and provide electric capacity to Public Service Electric under our power purchase agreement with them. We were formed in March 2000, but did not begin operations until September 27, 2000 when we acquired a power purchase agreement from our affiliate, Newark Bay Cogeneration Partnership L.P. This power purchase agreement was acquired as part of the process of what has become known in the power industry as a "power contract restructuring." Many domestic power plants have long-term power sales contracts with regulated utilities that were entered into under the Public Utility Regulatory Policies Act of 1978 (PURPA). The power sold to the utility under these PURPA contracts is required to be delivered from a specified power generation plant at power prices that are usually significantly higher than the cost of power in the wholesale power market. The cost of generating power at these PURPA power plants is typically higher than the cost that would be incurred by obtaining the power in the wholesale power market, principally because the PURPA power plants are less efficient than newer power generation facilities.

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

     Under the original power purchase agreement, Newark Bay sold generating capacity and associated energy from the Newark Bay facility to Public Service Electric and the Newark Bay facility was required to be a qualifying facility under PURPA. Newark Bay and Public Service Electric sought to amend the original power purchase agreement in order to achieve a number of benefits, including the elimination of the requirement that the capacity and energy sold under the original power purchase agreement be sourced only from the Newark Bay facility. The elimination of this requirement benefited us because now we can source energy from any source connected to the Pennsylvania-New Jersey-Maryland (PJM) market, and the cost of energy sourced in this manner may be less expensive than the cost to produce such energy at the Newark Bay facility. The benefits of the amended power purchase agreement also include significantly more flexibility in scheduling energy deliveries, including a greater degree of daily delivery flexibility. From the perspective of Public Service Electric, our ability to source lower cost power in the market allowed us to provide Public Service Electric with a substantial reduction in the price of the energy and capacity rates under the amended power purchase agreement compared to the prices under the original power purchase agreement.

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

     As of September 30, 2002, these agreements had an estimated net fair value of $341.9 million. For the nine months ended September 30, 2002, the change in estimated net fair value of these agreements was an increase of $14.7 million and was recorded as a component of operating expenses in our condensed statement of operations. The fair values of these agreements are calculated based on expected cash receipts and payments under the agreements compared to the estimated future market prices of power. These estimated market prices for power consider a combination of available market data, broker quotations and models that are derived based on historical market prices. The differences between market and contractual prices are then discounted using discount rates that consider the counterparty credit risk and current and anticipated market conditions. We make adjustments to this discount rate when we believe that market changes in the rates result in changes in fair values that can be realized. We consider whether changes in the rates are the result of changes in the capital markets, or are the result of sustained economic changes. During the third quarter, treasury rates declined. We did not adjust our discount rate for this decline in treasury rates since this decrease, combined with the significant uncertainties in the capital markets, did not result in an increased fair value that we believe could have been realized in the market. As of September 30, 2002, the discount rate used to calculate the fair value of the power purchase agreement was 6.44 percent and the rate used to calculate the fair value of the power services agreement was
7.63 percent.

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

RESULTS OF OPERATIONS

Third Quarter 2002 Compared to Third Quarter 2001

     For the quarter ended September 30, 2002, we had net income of $0.5 million compared to a net loss of $1.1 million for the quarter ended September 30, 2001. During the third quarter of 2002, we generated operating revenues of $17.3 million from the sale of approximately 236,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric compared to revenues of $16.6 million from the sale of approximately 230,000 megawatt hours of electric energy and providing electric capacity for the same period in 2001. Operating expenses were approximately $10.1 million for the third quarter of 2002 and $11.0 million for the third quarter of 2001. The decrease was primarily due to a decrease in the market value of our power agreements. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense decreased to $6.8 million for the quarter ended September 30, 2002 compared to $7.0 million for the same period in the prior year primarily due to a lower outstanding principal balance in 2002.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     For the nine months ended September 30, 2002, we had net income of $24.5 million compared to net income of $83.4 million for the nine months ended September 30, 2001. The September 30, 2001 amount includes income of $89.4 million as a result of our adoption of SFAS No. 133 on January 1, 2001. Excluding this item, our net loss would have been $5.9 million. During the first nine months of 2002, we generated operating revenues of $49.3 million from the sale of approximately 670,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric compared to revenues of $47.0 million from the sale of approximately 653,000 megawatt hours of electric energy and providing electric capacity for the same period in 2001. The decrease in operating expenses from $33.4 million for the nine months ended September 30, 2001 to $5.2 million for the nine months ended September 30, 2002 was primarily driven by changes in the fair value of our power agreements. The fair value of our power purchase agreement changed primarily due to the June 2002 changes in the risk-adjusted rate used to calculate the fair value of our power purchase agreement. This change in the risk-adjusted rate resulted primarily from a significant decline in long-term interest rates from the time the initial fair value of the agreement was estimated. This change in estimate resulted in an increase in the market value of power agreements on our statement of operations of approximately $24.1 million. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense decreased to $19.9 million for the nine months ended September 30, 2002 compared to $20.2 million for the same period in 2001 due to a lower outstanding principal balance in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

     Net cash used in operating activities was $3.1 million for the nine months ended September 30, 2002 compared to net cash provided by operating activities of $5.0 million for the same period in 2001. The decrease was primarily due to changes in working capital items, primarily August revenues not collected until October 3, 2002, partially offset by increases in electricity sales.

Cash from Financing Activities

     Net cash used in financing activities was $6.8 million for the nine months ended September 30, 2002 and consisted primarily of a $5.9 million principal payment on our long-term debt made on February 15, 2002, and a $1.2 million distribution to our sole member.

Distributions and Debt Service

     Under our bond indenture, cash distributions may be made to our member on February 15 of each year for all excess cash, provided that no event of default or defaults have occurred and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00. A distribution of $1.2 million was paid to our member during February 2002. During the six months ended January 31, 2002, we generated funds of approximately $15.7 million available for debt service from the sale of electric energy and electric capacity. Interest for this period was approximately $13.2 million, providing an interest coverage ratio of 1.19. Including the proportionate principal payments for the same period of approximately $2.1 million, the debt service coverage ratio was 1.03. During the nine months ended September 30, 2002, we generated funds of approximately $29.7 million available for debt service from the sale of electric energy and electric capacity. Interest for this period was approximately $19.5 million, providing an interest coverage ratio of 1.53. Including the proportionate principal payments for the same period of approximately $5.7 million, the debt service coverage ratio was 1.18.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     We are exposed to changing interest rates. The fair value of our long-term, fixed rate debt was $236.1 million as of September 30, 2002 and $337.0 million as of December 31, 2001. The fair value of our long-term debt was estimated based on quoted market prices for the same or similar issues.

     On October 4, 2002, Moody's Investors Service downgraded our debt rating to Baa3 from Baa2. This downgrade reflects previous action taken by Moody's on the ratings of El Paso Corporation which guarantees El Paso Merchant's performance under our power services agreement. On November 12, 2002, action was taken by Standard and Poor's which resulted in a downgrade to El Paso Corporation's credit ratings. This and further downgrades of El Paso Corporation's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

     Our power contracts are also sensitive to interest rates since the anticipated cash flows from these contracts are discounted at a credit risk-adjusted United States Treasury rate to arrive at their fair value.

Changes in these rates impact our fair value estimates. The sensitivity of the fair value of our power agreements to changes in interest rates are as follows:

                                                              1% INCREASE           1% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Power purchase agreement.......................  $368.6   $350.0     $(18.6)    $388.5     $19.9
Power services agreement.......................   (26.7)   (25.4)       1.3      (28.0)     (1.3)
                                                 ------   ------     ------     ------     -----
          Total................................  $341.9   $324.6     $(17.3)    $360.5     $18.6
                                                 ======   ======     ======     ======     =====

COMMODITY PRICE RISK

     Our power purchase agreement and power services agreement meet the definition of derivatives under the provisions of SFAS No. 133 and are carried at their fair value. The fair value of these agreements at September 30, 2002, was estimated considering the expected estimated cash receipts and payments under these agreements using contractual prices under these agreements compared to anticipated future power prices discounted at a risk-adjusted rate commensurate with the term of each contract and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivery under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power consider the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from the actual prices observed in the market, price quotes from brokers and extrapolation models that rely on actively, quoted prices and historical information. Changes in future prices impact the fair value of these contracts.

     The sensitivity of the fair value of our power agreements to changes in commodity prices is as follows:

                                                             10% INCREASE          10% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Power purchase agreement.......................  $368.6   $352.7     $(15.9)    $384.5     $ 15.9
Power services agreement.......................   (26.7)   (11.7)      15.0      (41.7)     (15.0)
                                                 ------   ------     ------     ------     ------
          Total................................  $341.9   $341.0     $ (0.9)    $342.8     $  0.9
                                                 ======   ======     ======     ======     ======

ITEM 4.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The principal executive officer and principal financial officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report on Form 10-Q, as appropriate.

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

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 *99.A   Certification of Chief Executive Officer pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.B   Certification of Chief Financial Officer pursuant to 18
         U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            CEDAR BRAKES I, L.L.C.

Date: November 14, 2002                                                /s/ JOHN L. HARRISON
                                                             -----------------------------------------
                                                                         John L. Harrison
                                                                      Senior Vice President,
                                                                     Chief Financial Officer,
                                                                           Treasurer and
                                                                          Class A Manager
                                                                   (Principal Financial Officer)

Date: November 14, 2002                                                  /s/ BRYAN E. SEAS
                                                             -----------------------------------------
                                                                           Bryan E. Seas
                                                                   Vice President and Controller
                                                                  (Principal Accounting Officer)

                                 CERTIFICATION

I, Clark C. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cedar Brakes I, L.L.C.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                        /s/ CLARK C. SMITH
                                        ----------------------------------------
                                        Clark C. Smith
                                        President
                                        (Principal Executive Officer)
                                        Cedar Brakes I, L.L.C.

                                 CERTIFICATION

I, John L. Harrison, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Cedar Brakes I, L.L.C.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
                                        /s/ JOHN L. HARRISON
                                        ----------------------------------------
                                        John L. Harrison
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Class A Manager
                                        (Principal Financial Officer)
                                        Cedar Brakes I, L.L.C.

                               INDEX TO EXHIBITS

     Each exhibit identified below is filed as part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 *99.A     Certification of Chief Executive Officer pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 *99.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.