Form 10-K
period 2002-12-31
CEDAR BRAKES I LLC
filed 2003-03-31
CIK 1126311

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



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: None

     As of March 24, 2003, 100 percent of the membership interest of Cedar Brakes I, L.L.C. is owned directly by Mesquite Investors, L.L.C. Such membership interest is not publicly traded and therefore has no separate, quantifiable market value.

                   DOCUMENTS INCORPORATED BY REFERENCE: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CEDAR BRAKES I, L.L.C.

                               TABLE OF CONTENTS

                                     CAPTION                             PAGE
                                     -------                             ----
                                   PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    2
Item 3.    Legal Proceedings...........................................    2
Item 4.    Submission of Matters to a Vote of Security Holders.........    2

                                   PART II
Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................    3
Item 6.    Selected Financial Data.....................................    3
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results
             of Operations.............................................    3
           Cautionary Statement for Purposes of the "Safe Harbor"
           Provisions of the Private Securities Litigation Reform Act
           of 1995.....................................................   11
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   12
Item 8.    Financial Statements and Supplementary Data.................   14
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................   27

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   27
Item 11.   Executive Compensation......................................   27
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   27
Item 13.   Certain Relationships and Related Transactions..............   27
Item 14.   Controls and Procedures.....................................   27

                                   PART IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   28
Signatures.............................................................   30

---------------

Below is a list of terms that are common to our industry and used throughout this document:

KWh = Kilowatt hours     MWh = megawatt hours

When we refer to "us", "we", "our", "ours", or "Cedar Brakes" we are describing Cedar Brakes I, L.L.C.

When we refer to "El Paso," we are describing El Paso Corporation.

                                     PART I

ITEM 1.  BUSINESS

     We are a single member Delaware limited liability company formed on March 3, 2000. We are a wholly owned subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by Limestone Electron Trust and a subsidiary of El Paso Corporation. We are classified as a public utility subject to regulation by the Federal Energy Regulatory Commission under the Federal Power Act. We began operations on September 27, 2000 when we acquired a long-term power purchase agreement to sell electric energy and provide electric capacity to Public Service Electric and Gas Company.

     Our sole business is the wholesale sale of electric energy and electric capacity to Public Service Electric, our sole customer, under a power purchase agreement that expires in 2013. We receive the electric energy we sell and the electric capacity we provide under a power services agreement with our affiliate, El Paso Merchant Energy, L.P., a subsidiary of El Paso. Performance under this agreement by El Paso Merchant is guaranteed by El Paso. We have no employees and El Paso Merchant carries out all of our administrative activities under an administrative services agreement. Our material assets consist of our power purchase agreement with Public Service Electric, receivables generated under that agreement and cash held from the collection of those receivables. We were created solely to carry out the terms of our material agreements and repay our debt obligations with the cash generated from the execution of these agreements. For a detailed discussion of our significant agreements, see Item 8, Financial Statements and Supplementary Data, Note 5.

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

NAME                                        AGE                    POSITION
----                                        ---                    --------
Robert W. Baker...........................  46    President
John L. Harrison..........................  44    Senior Vice President, Chief Financial
                                                  Officer, Treasurer and Class A Manager
Bryan E. Seas.............................  42    Vice President and Controller
John J. O'Rourke..........................  48    Vice President, Managing Director and Class
                                                  A Manager
Kurt Regulski.............................  45    Class A Manager
Orlando Figueroa..........................  42    Class B Manager
Henry C. Mustin...........................  70    Class B Manager

     Robert W. Baker has served as our President since February 2003. He has also served as Executive Vice President of El Paso and President of El Paso Global Power since January 2003. He was Senior Vice President and Deputy General Counsel of El Paso from December 2001 to January 2003. Prior to that time, he held various positions with El Paso since 1996.

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

     Bryan E. Seas has served as our Vice President and Controller since September 2002. Prior to that period, he served as Director of Corporate Accounting for El Paso since January 2000. He was Director of Accounting for Southern Natural Gas Company since October, 1999. Prior to that, he held various positions with Sonat Inc. since 1993.

     John J. O'Rourke is a Class A Manager of the Management Committee and has served as our Vice President and Managing Director since 2001. He is also Vice President and Managing Director of El Paso Merchant Energy North America Company. Prior to joining El Paso in May 2000, Mr. O'Rourke was a Director of Business Management for FPL Energy since 1992.

     Kurt Regulski has served as a Class A Manager since September 2000. Mr. Regulski has also served in various positions with El Paso Merchant from 1999 to our formation. He was a Director for Sonat Power Marketing since 1997. Prior to that period, he was a Manager with Sonat Power Marketing.

     Orlando Figueroa has served as Class B Manager since February 2003. He has been Vice President -- Corporate Governance of Lord Securities Corporation, a firm specializing in providing service to structured finance transactions, since March 2002. In his position with Lord, he serves as an officer, manager, member and/or director of several special purpose entities. Prior to his employment with Lord, Mr. Figueroa held the position of Director of Corporate Services for Loeb & Loeb L.L.P. from 1995-2002 and Supervisor of Corporate Services with Moses & Singer L.L.P. from 1985 to 1995.

     Vice Admiral Henry C. Mustin (USN, Retired) has served as our Class B Manager since September 2000. He is the Chairman of the Board of his own consulting company since 1992 and serves as director on a number of boards and committees.

     Our Class A Managers serve until resignation or until their respective successors are elected and qualified. Our officers serve until removal or resignation. Our Class B Managers serve until their successors are elected and qualified.

     Our Class A Managers and our officers are also officers or employees of El Paso or its affiliates. Since our daily operations are managed by employees of El Paso Merchant pursuant to the administrative services agreement, we have no employees. We do not expect that our managers and officers will face a conflict regarding the allocation of their time between our interests and the other business interests of El Paso and its affiliates.

ITEM 2.  PROPERTIES

     None.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     None.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001     2000(2)
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Operating Results Data:
  Operating revenues.................................  $ 58,007   $ 56,816   $ 14,638
  Income (loss) from continuing operations before
     cumulative effect of accounting change..........     7,729    (38,988)    (3,132)
  Cumulative effect of accounting change(1)..........        --     89,368         --
  Net income (loss)..................................     7,729     50,380     (3,132)

                                                             AS OF DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Financial Position Data:
  Total assets.......................................  $370,469   $395,411   $316,118
  Long-term debt, less current maturities............   296,870    304,742    310,600
  Member's capital...................................    53,778     47,249     (3,131)

---------------

(1) Represents the adoption of Statement of Financial Accounting Standards No. 133 on January 1, 2001.

(2) Represents the period from our inception, March 3, 2000, to December 31,
    2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     Our sole business is to sell electric energy and provide electric capacity to Public Service Electric and Gas Company, a New Jersey corporation, under a power purchase agreement that we entered into with Public Service Electric on March 21, 2000. We began operating under this power purchase agreement on September 27, 2000. We have no material assets other than this agreement and amounts generated by this agreement, including deposits we are required to maintain. We have no material obligations other than those under our bonds, our power services agreement and administrative services agreement with El Paso Merchant Energy, L.P., our affiliate. We have no employees and rely on El Paso Merchant to carry out our obligations under these agreements.

RECENT DEVELOPMENTS

  DOWNGRADE OF OUR BONDS

     On November 27, 2002, Moody's Investors Service downgraded its ratings on our senior secured bonds to "Ba2" from "Baa3". On December 2, 2002, Standard & Poor's Ratings Services lowered its ratings on our bonds to "BB-" from "BBB-". On February 10, 2003, Standard and Poor's further downgraded its ratings on our bonds to "B". On February 12, 2003, Moody's further downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch Ratings downgraded its ratings on our bonds to "BB+" from "BBB" and, on February 14, 2003, Fitch cut its ratings further to "B". The downgrades by all of the rating agencies are the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso

Merchant's performance under our power services and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings, indicating the possibility of further downgrades.

  POTENTIAL CHANGES IN MESQUITE INVESTORS' OWNERSHIP

     Chaparral Investors, L.L.C. is the parent of Mesquite Investors, our sole member. At December 31, 2002, Chaparral was owned approximately 20 percent by a wholly owned subsidiary of El Paso and 80 percent by Limestone Electron Trust, an unaffiliated third party. In March 2003, El Paso contributed $1 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interest in Chaparral, we would become a wholly owned, indirect subsidiary of El Paso.

  DOWNGRADE OF EL PASO CORPORATION'S CREDIT RATINGS

     On February 7, 2003 Standard and Poor's downgraded El Paso's senior unsecured debt to a rating of "B". On February 11, 2003, Moody's downgraded El Paso's senior unsecured debt ratings to "Caa1". Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades. El Paso is the parent of El Paso Merchant. The credit rating downgrades of El Paso may impact El Paso Merchant's ability to perform under the provisions of the power services and administrative services agreements.

  EL PASO CORPORATION ANNOUNCES EXIT OF ENERGY TRADING ACTIVITIES

     El Paso's credit downgrades in the third and fourth quarter and the deterioration of the energy trading environment led to its decision in November 2002 to exit the energy trading business and pursue an orderly liquidation of its trading portfolio. El Paso anticipates this liquidation may occur through 2004. If El Paso seeks to assign its obligations under the power services and administrative services agreements to another party, our indenture requires the consent of the bondholders to any such assignment. El Paso has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the power services and administrative services agreements. We are in the process of evaluating what impact, if any, this announcement will have on these agreements. If El Paso Merchant ceases to perform its obligations under its agreements with us and El Paso fails to meet its obligations under the guaranty, there can be no assurance that we will be able to make payments of principal and interest on our debt. In such event, we would be able to seek a replacement power provider and administrative services provider and to pursue our remedies under the agreements with El Paso Merchant and the guaranty issued by El Paso.

  EL PASO PROXY CONTEST

     On February 18, 2003, Selim Zilkha, a stockholder of El Paso, announced his intention to initiate a proxy solicitation to replace El Paso's entire board of directors with his own nominees and on March 11, 2003, Mr. Zilkha filed his preliminary proxy statement to that effect with the SEC. This proxy contest may be highly disruptive and may negatively impact El Paso's ability to achieve the stated objectives of its 2003 Operational and Financial Plan. In addition, El Paso may have difficulty attracting and retaining key personnel until such proxy contest is resolved. Therefore, this proxy contest, whether or not successful, could have a material adverse effect on El Paso's liquidity and financial condition, which, in turn, could adversely affect our liquidity and financial condition.

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

     In a power contract restructuring, the PURPA power purchase agreement is amended so that the power sold to the utility does not have to be provided from the specific power plant. Because we are able to buy lower cost power in the wholesale power market, we have the ability to reduce the cost paid by the utility, thereby inducing the utility to enter into the power contract restructuring transaction. Following the contract restructuring, the power plant operates on a merchant basis, which means that it is no longer dedicated to one buyer and will operate only when power prices are high enough to make operations economical. Prior to a power contract restructuring, the power plant and its related PURPA power purchase agreement are accounted for at their historical cost, which is either the cost of construction or, if acquired, the acquisition cost. Revenues and expenses prior to restructuring are, in most cases, accounted for on an accrual basis as power is generated and sold to the utility. As part of the restructuring, any existing related fuel supply and steam agreements are generally amended or terminated, the value of the remaining merchant plant is evaluated for possible impairment and the restructured power purchase agreements are adjusted to their estimated fair value. The restructured power agreement can then be sold or we can enter into an offsetting power services agreement. In cases when we enter into a power services agreement, we use the restructured power purchase agreement and the power services agreement, along with the fixed-price spread between these contracts as collateral to obtain financing. The offsetting power services agreement requires the power supplier, which can be an affiliate or third-party, to provide long-term fixed price power in amounts sufficient for us to meet our obligations under the restructured power agreement.

     Under the original power purchase agreement, Newark Bay sold generating capacity and associated energy from the Newark Bay facility to Public Service Electric and the Newark Bay facility was required to be a qualifying facility under PURPA. Newark Bay and Public Service Electric sought to amend the original power purchase agreement in order to achieve a number of benefits, including the elimination of the requirement that the capacity and energy sold under the original power purchase agreement be sourced only from the Newark Bay facility. The elimination of this requirement benefited us because now we can buy energy from any source connected to the Pennsylvania-New Jersey-Maryland (PJM) market, and the cost of energy sourced in this manner may be less expensive than the cost to produce such energy at the Newark Bay facility. The benefits of the amended power purchase agreement also include significantly more flexibility in scheduling energy deliveries, including a greater degree of daily delivery flexibility. From the perspective of Public Service Electric, our ability to source lower cost power in the market allowed us to provide Public Service Electric with a substantial reduction in the price of the energy and capacity rates under the amended power purchase agreement compared to the prices under the original power purchase agreement.

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

     The power purchase agreement was initially accounted for as an intangible asset, which we amortized ratably as we recognized revenues under the agreement. Beginning January 1, 2001, our power purchase agreement and our power services agreement were accounted for as derivative instruments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, the power purchase agreement and the power services agreement were recorded on our balance sheet at their estimated fair values, with changes in those estimated fair values recorded in our statement of operations. The difference between the fair value and the unamortized cost of these agreements on January 1, 2001, was $89.4 million, and was recorded as a cumulative effect of an accounting change in our statement of operations.

     The power purchase and power services agreements are reflected as assets or liabilities on our balance sheets and had estimated fair values as follows:

                                                                 AS OF
                                                             DECEMBER 31,
                                                            ---------------    INCREASE
                                                             2002     2001    (DECREASE)
                                                            ------   ------   ----------
                                                                   (IN MILLIONS)
Power purchase agreement, asset...........................  $298.9   $354.8     $(55.9)
Power services agreement -- affiliate, asset
  (liability).............................................    27.7    (27.6)      55.3
                                                            ------   ------     ------
                                                            $326.6   $327.2     $ (0.6)
                                                            ======   ======     ======

     The estimated fair value of these agreements is calculated based on expected cash receipts and payments under the agreements compared to the estimated future market prices of power. These estimated market prices for power consider a combination of available market data and pricing information supplied by a third party. The differences between market and contractual prices are then discounted using discount rates that consider the counterparty credit risk and current and anticipated market conditions as reflected in the United States treasury rate. We make adjustments to this discount rate when we believe that market changes in the rates result in changes in fair values that can be realized.

     Our estimates of future power prices are based on the forward pricing curve of the appropriate power delivery and receipt points in the applicable power market. This forward pricing curve is derived from a combination of actual prices observed in the applicable market and pricing information supplied by a third party. The timing of cash receipts and payments are based on the expected timing of electric energy and electric capacity delivered under these agreements.

     The net decrease in fair value of $.6 million for the year ended December 31, 2002 is reflected as an increase in operating expenses in our statement of operations. The decrease in fair value of the power purchase agreement is attributable primarily to an increase in the estimated market prices of power and 2002 settlements offset by a decrease in the discount rate due to a decrease in long term interest rates that occurred during the first six months of 2002. The increase in the power services agreement is due primarily to an increase in estimated market prices of power, partly offset by an increase in the discount rate used to estimate fair value for this agreement, resulting from the decline in the credit ratings of El Paso as discussed previously, and 2002 settlements.

     During the latter half of 2002, long term treasury rates continued to decline. We did not adjust our discount rate for this decline in treasury rates since this decrease, combined with the significant uncertainties in the capital markets, did not result in an increased fair value that we believe could have been realized in the market. As of December 31, 2002 and December 31, 2001, the discount rates used to calculate the fair value of the power purchase agreement were 6.44 percent and 7.70 percent and the discount rates used to calculate the fair value of the power services agreement were 15.35 percent and 7.63 percent.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     For the year ended December 31, 2002, we had net income of $7.7 million compared to net income of $50.4 million for the year ended December 31, 2001. The 2001 amount includes income of $89.4 million as a result of our adoption of SFAS No. 133 on January 1, 2001. Excluding this item, our net loss would have been $39.0 million. During the year ended December 31, 2002, we generated operating revenues of $58.0 million from the sale of approximately 790,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric, compared to revenues of $56.8 million from the sale of approximately 789,000 megawatt hours of electric energy and from providing electric capacity for the same period in 2001.

     Operating expenses decreased from $69.7 million for the year ended December 31, 2001 to $24.1 million for the year ended December 31, 2002. This decrease was primarily the result of a decrease in the expense associated with the changes in the fair value of our power agreements to $0.6 million in 2002 from $46.0 million in 2001. This decrease was primarily due to a significant decline in the long-term interest rates from the time the initial fair value of the agreements were estimated, offset by an increase in the estimated market prices of power as well as by 2002 settlements. Additionally, the fair value of our power services agreement increased due primarily to the increase in estimated market prices of power partially offset by an increase in the discount rate due to the decline in the credit ratings of El Paso, as previously discussed.

     In December 2001, we changed our discount rates used to value these power agreements to reflect the specific risk associated with each agreement. Prior to December 2001, we utilized fixed discount rates. This change in estimate in 2001 resulted in a decrease in the fair value of the power agreements in our 2001 statement of operations of approximately $31.8 million.

     Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant. Interest and debt expense was $26.5 million for the year ended December 31, 2002 and $27.0 million for the year ended December 31, 2001. The decrease in interest and debt expense is primarily attributed to a decrease in the principal amount outstanding on our bonds.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO PERIOD ENDED DECEMBER 31, 2000

     We were formed in March 2000, but did not begin operations until September 27, 2000, when we acquired the power purchase agreement from Newark Bay Cogeneration Partnership, L.P. Accordingly, our results of operations for the year ended December 31, 2000 are not comparable with the same period in 2001. For the period from September 27, 2000 to December 31, 2000, our net loss was $3.1 million. During that period, we generated revenues of $14.6 million from the sale of approximately 207,000 megawatt hours of electric energy and from providing electric capacity to Public Service Electric. Operating expenses totaled $10.7 million, primarily from payments to El Paso Merchant for purchases of power and for the amortization of the power purchase agreement. This amortization ceased on January 1, 2001 when we began accounting for our power purchase agreement at fair value as a derivative instrument. Interest and debt expense for the 2000 period was $7.1 million.

     For the year ended December 31, 2001, our net income was $50.4 million. During the year, we generated revenues of $56.8 million from the sales of electric energy and from providing electric capacity to Public Service Electric. Operating expenses totaled $69.7 million, including $23.5 million in expenses related to power purchased from El Paso Merchant and $46.0 million of non-cash losses as a result of changes in the fair values of our power purchase and power services agreements, both of which are reflected on our December 31, 2001 balance sheet at their fair values. Our operating expenses also include fees to El Paso Merchant under our administrative services agreement. The annual fee to El Paso Merchant under this agreement is $0.1 million. These fees accrue annually, but are due and payable only to the extent that we have sufficient cash after paying obligations under our bond indenture. Interest and debt expense for the year ended December 31, 2001, was $27.0 million.

CRITICAL ACCOUNTING POLICY

     Our most critical accounting policy that impacts our financial statements from period to period pertains to our accounting for derivative instruments. Our power purchase and power services agreements qualify as derivative instruments and must be recorded at their estimated fair values on our balance sheets. Changes in the estimated fair values of these agreements are reported in our statement of operations as change in fair value of power agreements. The fair values of these agreements are calculated based on expected cash receipts and payments under the agreements compared to the estimated future market prices of power. The estimated market prices for power consider a combination of available market data and pricing information supplied by a third party. The differences between market and contractual prices are then discounted using discount rates that consider an appropriate risk-free rate, adjusted for counterparty credit risk and current and anticipated market conditions. We make adjustments to these discount rates when we believe that market changes in the rates result in changes in fair values that can be realized. Changes in these values in the future, which could be positive or negative, will occur as our estimates of each of these variables change and as additional market data becomes available, and these changes could be material from period to period. However, the pricing under our power agreements is fixed over their term and, as a result, despite short-term fluctuations in market factors, our long-term reported results will be more reflective of the terms of these agreements. If significant future changes in interest rates or counterparty credit risks occur, it will have a significant impact on our financial position and results of operations.

     For additional information concerning the impact to our power purchase and power services agreements, and therefore, on our financial statements, that could result from changes in discount rates and commodity prices, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

     Under the power purchase agreement, electricity rates are set annually in accordance with a schedule to the power purchase agreement. The following table sets forth the amount of annual energy deliveries, the rates at which we purchase electricity from El Paso Merchant and the rates we receive when we sell electricity to Public Service Electric:

                                                               CONTRACT RATE          CONTRACT RATE
                                                                ($ PER MWH)            ($ PER MWH)
                                                             PAYABLE BY PUBLIC       PAYABLE BY US TO
                                      MAXIMUM ANNUAL      SERVICE ELECTRIC TO US     EL PASO MERCHANT
                                     ENERGY DELIVERIES     UNDER POWER PURCHASE        UNDER POWER
CONTRACT YEAR                         QUANTITY (MWH)             AGREEMENT          SERVICES AGREEMENT
-------------                       -------------------   -----------------------   ------------------
2003..............................         811,229                $74.64                  $28.56
2004..............................         855,779                 75.44                   27.94
2005..............................         855,779                 76.96                   28.07
2006..............................         855,779                 78.74                   28.26
2007..............................         855,779                 80.34                   28.26
2008..............................         855,779                 82.13                   28.80
2009..............................         855,779                 83.88                   29.08
2010..............................         855,779                 85.76                   29.36
2011..............................         855,779                 87.67                   29.64
2012..............................         855,779                 89.63                   29.64
2013(1)...........................         570,519                 92.43                   33.75

---------------

(1) Through August 31, 2013.

     The maximum amount of the annual energy payments for any year can be readily determined. Payments to us under the power purchase agreement are determined by multiplying the contract rate by the amount of energy delivered.

     Our results of operations in the future will depend primarily on revenues from the sale of electric energy and electric capacity and the level of our expenses. There can be no assurance that we can find alternative buyers for the electric energy and electric capacity purchased from El Paso Merchant in the event of the termination of the power purchase agreement, the loss of which would accordingly have a material affect on our business.

     We believe, based solely upon our review of information contained in Public Service Electric's filings with the SEC and the credit ratings assigned to Public Service Electric's senior unsecured debt by Standard and Poor's, Moody's and Fitch, that Public Service Electric has adequate financial resources to fulfill its payment obligations to us under the terms of the power purchase agreement.

RELATED PARTY TRANSACTIONS

     Our material related party agreements include an administrative services agreement and a power services agreement both with El Paso Merchant, our affiliate. Both agreements were entered into on terms that we believe were based on market rates at the dates they were negotiated. However, market rates can and do change and there is no guarantee that the rates we originally agreed to in these contracts will be indicative of market rates in the future.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was approximately $8.7 million for the year ended December 31, 2002 compared to $14.1 million for the same period in 2001. The decrease was primarily due to changes in working capital items, partially offset by increases in electricity sales in 2002.

  CASH FROM FINANCING ACTIVITIES

     Net cash used in financing activities was approximately $6.8 million for the year ended December 31, 2002 and consisted primarily of a $5.9 million principal payment on our long-term debt made on February 15, 2002, and a $1.2 million distribution to our sole member.

     In September 2000, we issued 8 1/2% Series A senior secured bonds with an aggregate principal amount of $310.6 million. In May 2001, we completed an offer to exchange the Series A bonds with 8 1/2% Series B senior secured bonds due on February 15, 2014.

     Other than the obligations to repay our bonds, we have no significant capital requirements, either in the short or long term. We believe that cash flows from operations will be sufficient to satisfy our cash and liquidity requirements, including the payment of interest and principal on our bonds and the payment of our operating expenses, although we cannot assure you that this will be the case.

     Our primary sources of liquidity are the payments to be made by Public Service Electric under the power purchase agreement, shortfall payments and excess amounts, if any, required to be paid to us by El Paso Merchant under the power services agreement and guaranteed by El Paso Corporation under its performance guaranty, and amounts on deposit in the liquidity account or acceptable credit support provided in place of cash deposits (see discussion of the liquidity account in Item 8, Financial Statements and Supplementary Data,
Note 4). We are prohibited by our bond indenture from incurring additional indebtedness. We would, therefore, be unable to make up any shortfalls in cash through additional borrowings to pay amounts due under the bonds. All scheduled payments of principal and interest on the bonds have been calculated to be paid solely from the margin created between sales of electric energy and electric capacity to Public Service Electric and purchases of electric energy and electric capacity from El Paso Merchant, each for the full amount of the required energy deliveries.

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

     Assuming that we schedule and deliver all of the annual energy deliveries each year, the minimum debt service coverage ratio for any year is expected to be 1.03 to 1.00 and the average debt service coverage ratio for any year is expected to be 1.03 to 1.00. The following table sets forth on an annual basis expected cash available for debt service and debt service for the bonds commencing in the year 2003.

                                                        EXPECTED CASH AVAILABLE      DEBT
YEAR                                                      FOR DEBT SERVICE(1)     SERVICE(2)
----                                                    -----------------------   ----------
                                                                   (IN MILLIONS)
2003..................................................          $ 37.4              $ 36.3
2004..................................................            40.8                39.6
2005..................................................            42.1                40.9
2006..................................................            43.6                42.3
2007..................................................            45.0                43.7
2008..................................................            46.2                44.9
2009..................................................            47.6                46.2
2010..................................................            49.1                47.7
2011..................................................            50.7                49.0
2012..................................................            52.3                50.7
2013..................................................            35.0                34.0
                                                                ------              ------
     Totals...........................................          $489.8              $475.3
                                                                ======              ======

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

(2) Determined from February 16 to February 15 of the following year. The information presented in the table regarding debt service is based upon a principal amount of $310.6 million and an interest rate of 8.50%.

     Our projection of a minimum debt service coverage ratio of 1.03 to 1.00 is also based upon the assumption that El Paso Merchant will make the liquidated damage payments that would be required in the event that it is unable to fulfill its obligations under the power services agreement. El Paso Merchant may be required to pay us excess amounts in the event that they fail to deliver the minimum energy deliveries, schedule energy deliveries or deliver energy at the contractually specified delivery point. If, for example, El Paso Merchant has not delivered any of the energy scheduled for delivery that month, it will be required to pay us an amount determined by reference to Public Service Electric's cost of replacement energy for that month. If El Paso Merchant or El Paso is unable to pay these excess amounts, we may be unable to pay corresponding amounts that we are required to pay Public Service Electric under the power purchase agreement.

     Further, if El Paso Merchant does not schedule and deliver the annual energy deliveries to us in any year, it will be required to pay to us shortfall payments. These shortfall payments are calculated so that they are equivalent to the shortfall between our expected revenues under the power purchase agreement assuming the full delivery of the annual energy deliveries and the actual amount of energy deliveries made during that year. If El Paso Merchant or El Paso is unable to pay shortfall payments, we may be unable to make payments on the bonds.

     We have funded a liquidity account with a trustee in an amount equal to the liquidity reserve required balance (which is equal to our next semi-annual interest payment). The purpose of the liquidity account is to provide the trustee with cash if we do not have sufficient funds in the collections account to make a principal or interest payment. The trustee will be able to withdraw amounts from the liquidity account to make such payments to the extent that funds are in the liquidity account. We have the right from time to time to withdraw all or a portion of the cash on deposit in our liquidity account if we replace it with acceptable credit support.

  DISTRIBUTIONS AND DEBT SERVICE

     Pursuant to the bond indenture, payments to our bondholders are given priority over payments to our member. Under our bond indenture, cash distributions may be made to our member on February 15 of each year, for all excess cash, provided that no event of default or defaults have occurred and the debt coverage ratio calculated as of that date, for the most recently ended six month period, equals or exceeds 1.03 to 1.00. We expect that all excess cash flow (after the payment of debt service, operating expenses and deposits to the liquidity account) will be distributed annually to our member, as permitted by our bond indenture.

     During the six months ended January 31, 2002, we generated funds of approximately $15.7 million available for debt service from the sale of electric energy and electric capacity. Interest for this period was approximately $13.2 million, providing an interest coverage ratio of 1.19. Including the proportionate principal payments for the same periods of approximately $2.1 million, the debt service coverage ratio was 1.03. During the year ended December 31, 2002, we generated funds of approximately $34.8 million available for debt service from the sale of electric energy and electric capacity. Interest for the period was approximately $26.0 million, providing an interest coverage ratio of 1.34. Including the proportionate principal payments for the same period of approximately $7.6 million, the debt service coverage ratio was
1.04. In accordance with the terms of our bond indenture, a distribution of $1.2 million was paid to our member during February 2002.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The fair value of our debt is exposed to changing interest rates and underlying credit risks. The table below shows the carrying value and average interest rates of our long-term debt by expected maturity date. The fair value of our long-term debt was estimated based on quoted market prices for the same or similar issues.

     On November 27, 2002, Moody's Investors Service downgraded its ratings on our bonds to "Ba2" from "Baa3". On December 2, 2002, Standard and Poor's Ratings Services lowered its ratings on our bonds to "BB-" from "BBB-". On January 10, 2003, Standard and Poor's further downgraded its ratings on our bonds to "B" and on February 12, 2003, Moody's further downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch Ratings downgraded its ratings on our bonds to "BB+" from "BBB" and, on February 14, 2003, Fitch cut its ratings to "B". The downgrade by all of the rating agencies is the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our power services and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings, indicating the possibility of further downgrades. Further downgrades of El Paso's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

                                                            DECEMBER 31, 2002
                            ---------------------------------------------------------------------------------
                                           EXPECTED MATURITY DATE OF CARRYING VALUE                              DECEMBER 31, 2001
                            ----------------------------------------------------------------------              -------------------
                                                                                                       FAIR     CARRYING     FAIR
                             2003     2004      2005      2006      2007     THEREAFTER    TOTAL      VALUE      VALUE      VALUE
                            ------   -------   -------   -------   -------   ----------   --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
LIABILITIES:
Long-term debt, including
  current portion -- fixed
  rate....................  $7,872   $11,026   $15,254   $17,868   $20,803    $231,919    $304,742   $228,597   $310,600   $336,965
      Average interest
        rate..............     8.5%      8.5%      8.5%      8.5%      8.5%        8.5%

     Our power agreements are also sensitive to interest rate fluctuations since the anticipated cash flows from these agreements are discounted at a United States Treasury rate, adjusted for credit risk, to arrive at their fair value. Changes in these rates impact our fair value estimates. The sensitivity of the fair value of our power agreements to changes in interest rates are as follows:

                                                             1% INCREASE           1% DECREASE
                                                         -------------------   -------------------
                                                 FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                ------   ------   ----------   ------   ----------
                                                                  (IN MILLIONS)
Power purchase agreement......................  $298.9   $284.4    $ (14.5)    $314.6     $15.7
Power services agreement......................    27.7     26.5       (1.2)      28.9       1.2
                                                ------   ------    -------     ------     -----
          Total...............................  $326.6   $310.9    $ (15.7)    $343.5     $16.9
                                                ======   ======    =======     ======     =====

COMMODITY PRICE RISK

     Our power purchase agreement and our power services agreement meet the definition of a derivative under the provisions of SFAS No. 133, as amended, and are carried at estimated fair value. The fair value of these agreements at December 31, 2002 was estimated considering the expected estimated cash receipts and payments under these agreements using contractual prices under the agreements compared to anticipated future power prices discounted at a risk-adjusted rate commensurate with the term of each agreement and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of electric energy and electric capacity delivered under the agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power consider the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from the actual prices observed in the market and pricing information supplied by a third party. Changes in future prices impact the fair value of these agreements.

     The sensitivity of the fair value of our power agreements to changes in commodity prices is as follows:

                                                            10% INCREASE          10% DECREASE
                                                         -------------------   -------------------
                                                 FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                ------   ------   ----------   ------   ----------
                                                                  (IN MILLIONS)
Power purchase agreement......................  $298.9   $275.8     $(23.1)    $322.0     $23.1
Power services agreement......................    27.7     30.4        2.7       25.0      (2.7)
                                                ------   ------     ------     ------     -----
          Total...............................  $326.6   $306.2     $(20.4)    $347.0     $20.4
                                                ======   ======     ======     ======     =====

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CEDAR BRAKES I, L.L.C.

                            STATEMENTS OF OPERATIONS

                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                                                     (MARCH 3, 2000)
                                                         YEAR ENDED DECEMBER 31,           TO
                                                       ---------------------------    DECEMBER 31,
                                                           2002           2001            2000
                                                       ------------   ------------   ---------------
                                                                      (IN THOUSANDS)
Operating revenues
  Electricity sales..................................    $58,007        $ 56,816         $14,638
                                                         -------        --------         -------
Operating expenses
  Electricity purchases -- affiliate.................     23,133          23,456           4,766
  Change in fair value of power agreements...........        573          46,038              --
  Administrative fees -- affiliate...................        100             100              26
  Amortization of power purchase agreement...........         --              --           5,937
  Other..............................................        328             125              --
                                                         -------        --------         -------
                                                          24,134          69,719          10,729
                                                         -------        --------         -------
Operating income (loss)..............................     33,873         (12,903)          3,909
                                                         -------        --------         -------
Other (income) expense
  Interest income....................................       (400)           (874)            (14)
  Interest and debt expense..........................     26,544          26,959           7,055
                                                         -------        --------         -------
                                                          26,144          26,085           7,041
                                                         -------        --------         -------
Income (loss) before cumulative effect of accounting
  change.............................................      7,729         (38,988)         (3,132)
Cumulative effect of accounting change...............         --          89,368              --
                                                         -------        --------         -------
Net income (loss)....................................    $ 7,729        $ 50,380         $(3,132)
                                                         =======        ========         =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                                 BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current assets
  Cash and cash equivalents.................................    $ 24,710       $ 22,804
  Accounts receivable -- Public Service Electric and Gas
     Company................................................       2,188             40
  Power purchase agreement..................................      30,817         36,026
  Power services agreement -- affiliate.....................       4,973             --
                                                                --------       --------
          Total current assets..............................      62,688         58,870
Power purchase agreement....................................     268,153        318,794
Power services agreement -- affiliate.......................      22,707             --
Restricted cash.............................................      12,952         13,201
Deferred financing costs, net...............................       3,969          4,546
                                                                --------       --------
          Total assets......................................    $370,469       $395,411
                                                                ========       ========

                            LIABILITIES AND MEMBER'S CAPITAL
Current liabilities
  Accounts payable
     Trade..................................................    $    126       $     --
     Affiliate..............................................       2,109             65
  Accrued interest payable..................................       9,714          9,900
  Power services agreement -- affiliate.....................          --          2,607
  Current maturities of long-term debt......................       7,872          5,858
                                                                --------       --------
          Total current liabilities.........................      19,821         18,430
Power services agreement -- affiliate.......................          --         24,990
Long-term debt, less current maturities.....................     296,870        304,742

Commitments and contingencies

Member's capital............................................      53,778         47,249
                                                                --------       --------
          Total liabilities and member's capital............    $370,469       $395,411
                                                                ========       ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                            STATEMENTS OF CASH FLOWS

                                                                                       PERIOD FROM
                                                                                        INCEPTION
                                                        YEAR ENDED DECEMBER 31,      (MARCH 3, 2000)
                                                      ---------------------------    TO DECEMBER 31,
                                                          2002           2001             2000
                                                      ------------   ------------   -----------------
                                                                      (IN THOUSANDS)
Cash flows from operating activities
  Net income (loss).................................    $ 7,729        $ 50,380         $ (3,132)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities
     Cumulative effect of accounting change.........         --         (89,368)              --
     Change in fair value of power agreements.......        573          46,038               --
     Amortization of power purchase agreement.......         --              --            5,937
     Amortization of deferred financing costs.......        577             514              161
     Working capital changes
       Accounts receivable -- Public Service
          Electric and Gas Company..................     (2,148)          5,232           (5,272)
       Accounts payable -- trade and affiliate......      2,170          (1,690)           1,755
       Accrued interest payable.....................       (186)          3,006            6,894
                                                        -------        --------         --------
          Net cash provided by operating
            activities..............................      8,715          14,112            6,343
                                                        -------        --------         --------
Cash flows from investing activities
  Purchase of power purchase agreement..............         --              --         (289,830)
                                                        -------        --------         --------
          Net cash used in investing activities.....         --              --         (289,830)
                                                        -------        --------         --------
Cash flows from financing activities
  Net proceeds from issuance of long-term debt......         --              --          305,379
  Initial capital contribution......................         --              --                1
  Principal payments on long-term debt..............     (5,858)             --               --
  Distribution to member............................     (1,200)             --               --
  Change in restricted cash.........................        249              --          (13,201)
                                                        -------        --------         --------
          Net cash (used in) provided by financing
            activities..............................     (6,809)             --          292,179
                                                        -------        --------         --------
Change in cash and cash equivalents.................      1,906          14,112            8,692
Cash and cash equivalents
  Beginning of period...............................     22,804           8,692               --
                                                        -------        --------         --------
  End of period.....................................    $24,710        $ 22,804         $  8,692
                                                        =======        ========         ========
Supplemental disclosure of cash flow information
  Cash paid for interest............................    $26,153        $ 23,394         $     --
                                                        =======        ========         ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                         STATEMENTS OF MEMBER'S CAPITAL
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
         THE PERIOD FROM INCEPTION (MARCH 3, 2000) TO DECEMBER 31, 2000

                                                              (IN THOUSANDS)
Initial capital contribution on March 3, 2000...............     $     1
Net loss for the period from inception (March 3, 2000) to
  December 31, 2000.........................................      (3,132)
                                                                 -------
Balance, December 31, 2000..................................      (3,131)
Net income for the year ended December 31, 2001.............      50,380
                                                                 -------
Balance, December 31, 2001..................................      47,249
Distribution to member......................................      (1,200)
Net income for the year ended December 31, 2002.............       7,729
                                                                 -------
Balance, December 31, 2002..................................     $53,778
                                                                 =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                       NOTES TO THE FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

     We are a Delaware limited liability company organized in March 2000 under the terms of a limited liability company agreement. We are a wholly owned subsidiary of Mesquite Investors, L.L.C., an entity which is indirectly owned by the Limestone Electron Trust and a subsidiary of El Paso Corporation. El Paso Chaparral Management, L.P., a wholly owned indirect subsidiary of El Paso, manages the operations of Mesquite Investors. Our sole business is to sell electric energy and provide electric capacity to Public Service Electric and Gas Company, a New Jersey corporation, under a power purchase agreement that we entered into with Public Service Electric on March 21, 2000. We began operating under this power purchase agreement on September 27, 2000 when the Newark Bay Cogeneration Partnership L.P. power purchase agreement, which had an aggregate book value of $289.8 million, was sold to us. We do not have any employees and all of our operations are carried out by our affiliate, El Paso Merchant Energy, L.P., a subsidiary of El Paso, under an administrative services agreement (see
Note 6). We purchase the electric capacity and electric energy necessary to meet our obligations under a power services agreement with El Paso Merchant (see Notes 5 and 6).

  POTENTIAL CHANGES IN MESQUITE INVESTORS' OWNERSHIP

     Chaparral Investors, L.L.C. is the parent of Mesquite Investors, our sole member. At December 31, 2002, Chaparral was owned approximately 20 percent by a wholly owned subsidiary of El Paso and 80 percent by Limestone Electron Trust, an unaffiliated third party. In March 2003, El Paso contributed $1 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interest in Chaparral, we would become a wholly owned, indirect subsidiary of El Paso.

2.  LIMITED LIABILITY COMPANY

     As a limited liability company, our member is not personally obligated for our debt, obligations or other liabilities simply because they are our member. These debts, obligations and other liabilities are solely ours. In accordance with the terms of our limited liability company agreement, our member may determine the date of our dissolution.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     Our financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities that exist at the date of the financial statements. Actual results may differ from those estimates.

  CASH AND CASH EQUIVALENTS

     We consider short-term investments purchased with an original maturity of three months or less to be cash equivalents.

                             CEDAR BRAKES I, L.L.C.

  RESTRICTED CASH

     As required by our bond indenture (see Note 4), we established a restricted cash fund from the proceeds of our bond issuance equal to the amount of a semi-annual interest payment. We must maintain this fund through the maturity date of the bonds. As of December 31, 2002 and 2001, we had restricted cash of $13.0 million and $13.2 million.

  CASH DISTRIBUTIONS

     Under our bond indenture and our limited liability company agreement, cash distributions may be made to our member annually starting February 15, 2002 for all excess cash, provided that no event of default has occurred, and the debt coverage ratio calculated as of that date for the most recently ended six month period equals or exceeds 1.03 to 1.00. We made no cash distributions in 2001 or 2000. A cash distribution of $1.2 million was made to our member on February 15, 2002.

  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     We review collectibility of our accounts receivable on a regular basis, primarily under the specific identification method. At December 31, 2002 and 2001, no allowance for doubtful accounts was recorded.

  DEFERRED FINANCING COSTS

     Our deferred financing costs represent the cost to issue our bonds and are amortized using the effective interest method over the term of the bonds. Amortization of deferred financing costs was approximately $0.6 million in 2002, $0.5 million in 2001 and $0.2 million in 2000 and is included in our statements of operations as interest and debt expense. Accumulated amortization of deferred financing costs was approximately $1.3 million as of December 31, 2002 and $0.7 million as of December 31, 2001.

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

  ACCOUNTING FOR POWER PURCHASE AND POWER SERVICES AGREEMENTS

     We record our power purchase and power services agreements on our balance sheets at their estimated fair values in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. We estimate the fair value of our power purchase agreement with Public Service Electric and our power services agreement with El Paso Merchant, our affiliate, based on an estimate of the cash receipts and payments under these agreements using anticipated future power prices compared to the contractual prices under these agreements, discounted at a rate that is based upon the 10-year United States Treasury rate, adjusted for the credit risk of each counterparty. We make adjustments to this discount rate when we believe that market changes in the rates result in changes in fair values that can be realized. In December 2001, we revised our discount rates to reflect the specific risk associated with Public Service Electric and El Paso Merchant. Prior to this change, we utilized fixed discount rates that approximated the risk associated with each counterparty. We believe the risk adjusted rates provide a better indication of fair value versus the rates used prior to the change. This change in accounting estimate resulted in an additional decrease in the fair value of our power agreements of approximately $31.8 million and is

                             CEDAR BRAKES I, L.L.C.

reflected in operating expenses in our 2001 statement of operations. See Note 5 for additional information on the power purchase and power services agreements.

     In June 2002, we revised our power purchase agreement discount rate as a result of revised counterparty credit spreads and significant declines in the 10-year United States Treasury rate from the time the initial fair value of the agreement was estimated. During the latter half of 2002, long-term treasury rates continued to decline. We did not adjust our discount rate for this decline in treasury rates since this decrease, combined with the significant uncertainties in the capital markets, did not result in an increased fair value that we believe could have been realized in the market.

     Additionally, during 2002, El Paso's credit risk increased as their senior unsecured debt was downgraded by the rating agencies (see Note 6). Prior to the fourth quarter, we did not adjust the discount rate used to value the power services agreement for this change in credit risk as the estimated fair value resulted in a liability and we did not believe that the decrease in our liability to El Paso Merchant, resulting from an increase in the discount rate, would be realized. In the fourth quarter, changes in estimated power prices resulted in an increase in the fair value such that the estimated fair value of the power services agreement resulted in an asset. Accordingly, we adjusted the discount rate used to determine the fair value of this agreement, to reflect El Paso's increased credit spread, in the fourth quarter. The discount rate used to calculate the fair value of the power purchase agreement was 6.44 percent at December 31, 2002 and 7.70 percent at December 31, 2001 and the rate used to calculate the fair value of the power services agreement was 15.35 percent at December 31, 2002 and 7.63 percent at December 31, 2001.

     Our estimates of the timing of cash receipts and payments are based on the anticipated timing of electric energy and electric capacity delivered under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under our agreements. Estimates of the future prices of power are based on the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from actual prices observed in the market and pricing information supplied by a third party. Changes in these values in the future, which could be positive or negative, will occur as our estimates of each of these variables change and as additional market data becomes available, and these changes could be material from period to period. However, the pricing of our power agreements is fixed over their term and, as a result, despite short-term fluctuations in market factors, our long term reported results will be more reflective of the terms of these agreements. If significant future changes in interest rates or counterparty credit risks occur, it will have a significant impact on our financial position and results of operations.

4.  LONG-TERM DEBT

     In September 2000, we issued 8 1/2% Series A senior secured bonds with an aggregate principal amount of $310.6 million. The bonds mature on February 15, 2014, with principal paid annually on each February 15 beginning in 2002. Interest payments are due semiannually on each February 15 and August 15 beginning in 2001. The effective interest rate of our bonds was 8.69% at December 31, 2002 and 2001. The bonds are collateralized by all of our assets.

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

                             CEDAR BRAKES I, L.L.C.

     Obligations under our bonds are non-recourse to our member or any of its affiliates.

     The following are aggregate maturities of the principal amounts of our long-term debt for each of the next five years and in total thereafter:

                                                              (IN THOUSANDS)
2003........................................................     $  7,872
2004........................................................       11,026
2005........................................................       15,254
2006........................................................       17,868
2007........................................................       20,803
Thereafter..................................................      231,919
                                                                 --------
          Total long-term debt, including current
            maturities......................................     $304,742
                                                                 ========

     As required by our bond indenture, we established three separate cash accounts from the proceeds of our bond issuance: a collections account, a liquidity account and a damages and indemnity account. The collections account was established to receive all payments that we are entitled to receive, including revenues from electric energy and electric capacity sales to Public Service Electric under the power purchase agreement. The liquidity account was established to pay interest and principal due on the bonds in the event sufficient funds are not available in the collections account to make the interest and principal payments. We are required to maintain in the liquidity account a cash balance equal to the maximum amount of interest that will be due on any single subsequent interest payment date. The damages and indemnity account was established to receive all payments from El Paso Merchant under the terms of the power services agreement (see Note 5) and El Paso under the terms of the El Paso performance guaranty (see Note 6). These cash accounts are required to be maintained for the life of the bond indenture. The balance in the liquidity account is reported as restricted cash on our balance sheets.

5.  POWER AGREEMENTS

  POWER PURCHASE AGREEMENT

     We have a power purchase agreement with Public Service Electric that extends through August 2013. Under this agreement, we are required to arrange for 123 megawatts per day of capacity to be made available to Public Service Electric, and we are required to sell and deliver electric energy to Public Service Electric at established prices and at any delivery point within the Pennsylvania-New Jersey-Maryland Power system. The prices under the agreement are specified on an annual basis and escalate each year over the contract term. For 2000, the price was $70.74 per megawatt hour, for 2001, the price was $72.17 per megawatt hour and, for 2002, the price was $73.53 per megawatt hour and increases annually thereafter to $92.43 per megawatt hour in 2013. The amount of energy delivered under this agreement is subject to an annual minimum and maximum requirement. We must deliver a minimum of 394,000 megawatt hours annually, with 40,000 megawatt hours required in each of the months of June through September during the on-peak hours. The remainder of the minimum requirements must be met during the other months in the year. During any one year, total deliveries cannot exceed the specified maximum amounts, which range from 788,954 megawatt hours to 855,779 megawatt hours over the life of the contract.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy delivery requirements for reasons within our control, Public Service Electric's payment to us may be reduced by a credit, if any, for energy purchased by Public Service Electric over the prices stated in our power purchase agreement. No credits were applied during the periods ended December 31, 2002, 2001 or 2000.

                             CEDAR BRAKES I, L.L.C.

     If we fail to provide all or part of the required electric capacity for reasons within our control, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the power purchase agreement. Generally, the credit would equal the deficiency charge, if any, payable by Public Service Electric as a direct result of our failure to provide the required electric capacity. No credits were applied during the periods ended December 31, 2002, 2001 or 2000.

  POWER SERVICES AGREEMENT

     In order to meet our electric energy delivery and electric capacity commitments under the power purchase agreement, we entered into a power services agreement with El Paso Merchant. The power services agreement has the same term as the power purchase agreement. Under this agreement, we purchase energy at an established price and at quantities sufficient to meet our obligations to Public Service Electric. The price under the power services agreement was $23.03 per megawatt hour in 2000, $29.71 per megawatt hour in 2001 and $29.30 per megawatt hour in 2002. Beyond 2002, these prices escalate each year to $33.75 per megawatt hour in 2013.

     Under the power services agreement, El Paso Merchant must schedule and deliver to us during each year both the minimum hourly energy deliveries and the full amount of energy deliveries that we are obligated to deliver under our power purchase agreement with Public Service Electric and El Paso Merchant must also make available to us capacity credits equal to the capacity we are required to provide under our power purchase agreement with Public Service Electric. If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described above. No credits were taken during the periods ended December 31, 2002, 2001 or 2000.

     The power services agreement also provides that El Paso Merchant deliver sufficient amounts of electric capacity to meet our capacity requirements under the power purchase agreement. If El Paso Merchant fails to provide all or part of the capacity, for any reason within their control, our payment to them will be reduced by a credit calculated in the same manner as our payment to Public Service Electric if we fail to provide capacity under the power purchase agreement. El Paso Merchant's performance under this agreement has been guaranteed by El Paso under a performance guaranty (see Note 6). No credits were taken during the periods ended December 31, 2002, 2001, or 2000.

6.  RELATED PARTY TRANSACTIONS

  POWER SERVICES AGREEMENT

     El Paso Merchant provides electric energy and electric capacity to us under the power services agreement as discussed above. Purchases under this agreement were based on market rates at the time the agreement was negotiated and are reflected in our statements of operations as electricity purchases -- affiliate. Amounts owed under the agreement are included in accounts payable -- affiliate on our balance sheets. See Note 5 for further discussion.

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

                             CEDAR BRAKES I, L.L.C.

Our administrative fee expense is reflected as administrative fees -- affiliate in our statements of operations. As of December 31, 2002 and 2001, approximately $42,000 was payable to El Paso Merchant which is included in accounts payable -- affiliate on our balance sheets.

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

     On February 7, 2003, Standard and Poor's downgraded El Paso's senior unsecured debt to a rating of "B" and on February 11, 2003, Moody's downgraded El Paso's senior unsecured debt ratings to "Caa1". Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades.

  EL PASO CORPORATION ANNOUNCES EXIT OF ENERGY TRADING ACTIVITIES

     El Paso's credit downgrades in the third and fourth quarter and the deterioration of the energy trading environment led to its decision in November 2002 to exit the energy trading business and pursue an orderly liquidation of its trading portfolio. El Paso anticipates this liquidation may occur through 2004. If El Paso seeks to assign its obligations under the power services and administrative services agreements to another party, our indenture requires the consent of the bondholders to any such assignment. El Paso has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the power services and administrative services agreements.

7.  CONCENTRATION OF CREDIT RISK

     Our cash and accounts receivable potentially subject us to credit risk. Our cash accounts are held by major financial institutions. Our trade receivables and revenues are from a single customer, Public Service Electric, who purchases electric energy and electric capacity from us under a long-term power purchase agreement. Public Service Electric's senior unsecured debt is rated "Baa1" by Moody's, "BBB-" by Standard and Poor's, and "A-" by Fitch Ratings.

     We purchase all of the electric energy and electric capacity that we provide to Public Service Electric from our affiliate, El Paso Merchant, under a power services agreement (see Notes 5 and 6). El Paso guarantees El Paso Merchant's performance under this power service agreement. Recently, El Paso's senior unsecured debt was downgraded by the rating agencies and it remains on negative watch (see Note 6). If El Paso Merchant ceases to perform its obligations under its agreement with us, and El Paso fails to meet its obligations under the guaranty, there can be no assurance that we will be able to make payments of principal and interest on our bonds. In such event, we would be able to seek a replacement power provider and to pursue our remedies under the contract with El Paso Merchant and the guaranty issued by El Paso.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of December 31, 2002 and 2001, the carrying amounts of our financial instruments including cash, cash equivalents and trade receivables and payables are representative of fair value because of their short-term

                             CEDAR BRAKES I, L.L.C.

nature. The fair values of our derivative instruments are reflected on our balance sheets. The following table reflects the carrying amount and estimated fair value of our other financial instruments at December 31:

                                                                   2002                2001
                                                             -----------------   -----------------
                                                             CARRYING    FAIR    CARRYING    FAIR
                                                              AMOUNT    VALUE     AMOUNT    VALUE
                                                             --------   ------   --------   ------
                                                                         (IN MILLIONS)
Long-term debt.............................................   $304.7    $228.6    $310.6    $337.0

  DOWNGRADE OF OUR BONDS

     The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues. On October 4, 2002, Moody's downgraded its ratings on our senior secured bonds to "Baa3" from "Baa2". On November 27, 2002, Moody's further downgraded its ratings on our bonds to "Ba2". On December 2, 2002, Standard & Poor's lowered its ratings on our bonds to "BB-" from "BBB-". On February 10, 2003, Standard and Poor's further downgraded its ratings on our bonds to "B". On February 12, 2003, Moody's further downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch downgraded its ratings on our bonds to "BB+" from "BBB" and on February 14, 2003, Fitch cut its rating further to "B". The downgrades by all of the rating agencies is the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our power services and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings, indicating the possibility of further downgrades. These downgrades and further downgrades of El Paso's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

     In May 2002, Standard and Poor's lowered the senior unsecured credit rating of our only customer, Public Service Electric, from "BBB+" to "BBB-". Although our credit rating is not directly related to the credit rating of Public Service Electric, an indirect result of this downgrade was a reduction in the credit rating of our bonds in June 2002 by Standard and Poor's from "BBB" to "BBB-". Further downgrades of Public Service Electric could indirectly have a negative impact on the fair value of our long-term debt.

                             CEDAR BRAKES I, L.L.C.

9.  SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

                                                                    QUARTER ENDED
                                                   -----------------------------------------------
                                                   DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                   -----------   ------------   -------   --------
                                                                   (IN THOUSANDS)
2002
  Operating revenues.............................   $  8,757       $17,345      $15,759   $16,146
  Operating income...............................    (10,219)        7,203       27,788(1)   9,101
  Net income (loss)..............................    (16,747)          538       21,264     2,674

                                                                    QUARTER ENDED
                                                   -----------------------------------------------
                                                   DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31
                                                   -----------   ------------   -------   --------
                                                                   (IN THOUSANDS)
2001
  Operating revenues.............................   $  9,796       $16,627      $15,634   $14,759
  Operating income (loss)........................    (26,479)(2)     5,609        8,818      (851)
  Income (loss) before cumulative effect of
     accounting change...........................    (33,051)       (1,142)       2,541    (7,336)
  Cumulative effect of accounting change.........         --            --           --    89,368
  Net income (loss)..............................    (33,051)       (1,142)       2,541    82,032

---------------

(1) Operating income includes the effects of a change in discount rates resulting in a $24.1 million increase in the fair value of our power agreements (see Note 3).

(2) Operating loss includes the effects of a $31.8 million change in accounting estimate related to a change in discount rates (see Note 3).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Member of Cedar Brakes I, L.L.C.:

     In our opinion, the accompanying balance sheets and the related statements of operations, of member's capital and of cash flows present fairly, in all material respects, the financial position of Cedar Brakes I, L.L.C. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception (March 3, 2000) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 27, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding our executive officers is presented in Item 1, Business, of this Form 10-K under the caption "Managers and Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this annual report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     Definition of Disclosure Controls and Internal Controls. Disclosure Controls are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. Our management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls and Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent auditors and to report on related matters in this section of the Annual Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations discussed above, the Disclosure Controls are effective to ensure that material information relating to us is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Annual Report, as appropriate.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

     1. Financial statements.

     Our financial statements are included in Part II, Item 8 of this report:

                                                              PAGE
                                                              ----
Statements of Operations....................................    15
Balance Sheets..............................................    16
Statements of Cash Flows....................................    17
Statements of Member's Capital..............................    18
Notes to the Financial Statements...........................    19
Report of Independent Accountants...........................    27

     2. Financial statement schedules and supplementary information required to be submitted.

     None.

3. Exhibit list.............................................    30

(b) Reports on Form 8-K:

     None.

                             CEDAR BRAKES I, L.L.C.

                                  EXHIBIT LIST
                               DECEMBER 31, 2002

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an asterisk; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated with a "+" constitute a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15(c) of Form 10-K.

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
   3.A    --   Certificate of Formation of Cedar Brakes I, L.L.C. dated as of March 3, 2000 (Exhibit 3.1 to our Form S-4 filed November
               28, 2000, Registration No. 333-50828).
   3.B    --   Amended and Restated Limited Liability Company Agreement of
               Cedar Brakes I, L.L.C. dated September 11, 2000 (Exhibit 3.2 to our Form S-4 filed November 28, 2000, Registration No.
               333-50828); Amendment No. 1, dated October 19, 2000, to the
               Amended & Restated Limited Liability Company Agreement of
               Cedar Brakes I, L.L.C. (Exhibit 3.3 to our Form S-4,
               Registration No. 333-50828); Amendment No. 2, dated January
               19, 2001, to the Amended and Restated Limited Liability
               Company Agreement of Cedar Brakes I, L.L.C. (Exhibit 3.4 to
               our Form S-4 filed November 28, 2000, Registration No.
               333-50828).
   4.A    --   Indenture dated as of September 26, 2000 between Cedar
               Brakes I, L.L.C. and Bankers Trust Company, as Trustee
               (Exhibit 4.1 to our Form S-4 filed November 28, 2000,
               Registration No. 333-50828); First Supplemental Indenture
               dated as of November 20, 2000 between Cedar Brakes I, L.L.C.
               and Bankers Trust Company, as Trustee (Exhibit 4.2 to our
               Form S-4 filed November 28, 2000, Registration No.
               333-50828); Second Supplemental Indenture dated as of
               January 19, 2001, between Cedar Brakes I, L.L.C., and
               Bankers Trust Company, as Trustee (Exhibit 4.2(a) to our
               Form S-4 filed November 28, 2000, Registration No.
               333-50828).
  10.A    --   Amended and Restated Power Purchase Agreement dated as of
               March 21, 2000 between Cedar Brakes I, L.L.C. and Public
               Service Electric and Gas Company (Exhibit 10.1 to our Form
               S-4 filed November 28, 2000, Registration No. 333-50828).
  10.B    --   Power Services Agreement dated September 20, 2000 between
               Cedar Brakes I, L.L.C. and El Paso Merchant Energy, L.P.
               (Exhibit 10.2 to our Form S-4 filed November 28, 2000,
               Registration No. 333-50828)
  10.C    --   Administrative Services Agreement dated as of September 20,
               2000 between Cedar Brakes I, L.L.C. and El Paso Merchant
               Energy, L.P. (Exhibit 10.3 to our Form S-4 filed November
               28, 2000, Registration No. 333-50828)
  10.D    --   Guaranty dated as of September 20, 2000 from El Paso Energy
               Corporation of the performance of El Paso Merchant Energy,
               L.P. under the Power Services Agreement (Exhibit 10.2 to our
               Form S-4 filed November 28, 2000, Registration No.
               333-50828) and the Administrative Services Agreement
               (Exhibit 10.3 to our Form S-4 filed November 28, 2000,
               Registration No. 333-50828) (Exhibit 10.4 to our Form S-4
               filed November 28, 2000, Registration No. 333-50828).
 *99.A    --   Certification of Principal Executive Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002. A signed original of this
               written statement required by sec. 906 has been provided to
               Cedar Brakes I, L.L.C. and will be retained by Cedar Brakes
               I, L.L.C. and furnished to the Securities and Exchange
               Commission or its staff upon request.
 *99.B    --   Certification of Chief Financial Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002. A signed original of this
               written statement required by sec. 906 has been provided to
               Cedar Brakes I, L.L.C. and will be retained by Cedar Brakes
               I, L.L.C. and furnished to the Securities and Exchange
               Commission or its staff upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, Texas, on March 31, 2003.

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

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ ROBERT W. BAKER                               President                March 31, 2003
 ------------------------------------------------
                 Robert W. Baker


               /s/ JOHN L. HARRISON                     Senior Vice President, Chief      March 31, 2003
 ------------------------------------------------     Financial Officer, Treasurer and
                 John L. Harrison                             Class A Manager
                                                       (Principal Financial Officer)


                /s/ BRYAN E. SEAS                      Vice President and Controller      March 31, 2003
 ------------------------------------------------      (Principal Accounting Officer)
                  Bryan E. Seas


                /s/ KURT REGULSKI                             Class A Manager             March 31, 2003
 ------------------------------------------------
                  Kurt Regulski


               /s/ JOHN J. O'ROURKE                           Class A Manager             March 31, 2003
 ------------------------------------------------
                 John J. O'Rourke

                                 CERTIFICATION

I, Robert W. Baker, certify that:

     1. I have reviewed this annual report on Form 10-K of Cedar Brakes I, L.L.C.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                          /s/ ROBERT W. BAKER
                                          --------------------------------------
                                          Robert W. Baker
                                          President
                                          (Principal Executive Officer)
                                          Cedar Brakes I, L.L.C.

                                 CERTIFICATION

I, John L. Harrison, certify that:

     1. I have reviewed this annual report on Form 10-K of Cedar Brakes I, L.L.C.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                          /s/ JOHN L. HARRISON
                                          --------------------------------------
                                          John L. Harrison
                                          Senior Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer)
                                          Cedar Brakes I, L.L.C.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
  3.A     --   Certificate of Formation of Cedar Brakes I, L.L.C. dated as of March 3, 2000 (Exhibit 3.1 to our Form S-4 filed November
               28, 2000, Registration No. 333-50828).
  3.B     --   Amended and Restated Limited Liability Company Agreement of
               Cedar Brakes I, L.L.C. dated September 11, 2000 (Exhibit 3.2 to our Form S-4 filed November 28, 2000, Registration No.
               333-50828); Amendment No. 1, dated October 19, 2000, to the
               Amended & Restated Limited Liability Company Agreement of
               Cedar Brakes I, L.L.C. dated September 11, 2000 (Exhibit 3.3 to our Form S-4, Registration No. 333-50828); Amendment No.
               2, dated January 19, 2001, to Amended and Restated Limited
               Liability Company Agreement of Cedar Brakes I, L.L.C., dated
               September 11, 2000 (Exhibit 3.4 to our Form S-4 filed
               November 28, 2000, Registration No. 333-50828).
  4.A     --   Indenture dated as of September 26, 2000 between Cedar
               Brakes I, L.L.C. and Bankers Trust Company, as Trustee
               (Exhibit 4.1 to our Form S-4 filed November 28, 2000,
               Registration No. 333-50828); First Supplemental Indenture
               dated as of November 20, 2000 between Cedar Brakes I, L.L.C.
               and Bankers Trust Company, as Trustee (Exhibit 4.2 to our
               Form S-4 filed November 28, 2000, Registration No.
               333-50828); Second Supplemental Indenture dated as of
               January 19, 2001, between Cedar Brakes I, L.L.C., and
               Bankers Trust Company, as Trustee (Exhibit 4.2(a) to our
               Form S-4 filed November 28, 2000, Registration No.
               333-50828).
 10.A     --   Amended and Restated Power Purchase Agreement dated as of
               March 21, 2000 between Cedar Brakes I, L.L.C. and Public
               Service Electric and Gas Company (Exhibit 10.1 to our Form
               S-4 filed November 28, 2000, Registration No. 333-50828).
 10.B     --   Power Services Agreement dated September 20, 2000 between
               Cedar Brakes I, L.L.C. and El Paso Merchant Energy, L.P.
               (Exhibit 10.2 to our Form S-4 filed November 28, 2000,
               Registration No. 333-50828)
 10.C     --   Administrative Services Agreement dated as of September 20,
               2000 between Cedar Brakes I, L.L.C. and El Paso Merchant
               Energy, L.P. (Exhibit 10.3 to our Form S-4 filed November
               28, 2000, Registration No. 333-50828)
 10.D     --   Guaranty dated as of September 20, 2000 from El Paso Energy
               Corporation of the performance of El Paso Merchant Energy,
               L.P. under the Power Services Agreement (Exhibit 10.2 to our
               Form S-4 filed November 28, 2000, Registration No.
               333-50828) and the Administrative Services Agreement
               (Exhibit 10.3 to our Form S-4, Registration No. 333-50828)
               (Exhibit 10.4 to our Form S-4 filed November 28, 2000,
               Registration No. 333-50828).
*99.A     --   Certification of Principal Executive Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002. A signed original of this
               written statement required by sec. 906 has been provided to
               Cedar Brakes I, L.L.C. and will be retained by Cedar Brakes
               II, L.L.C. and furnished to the Securities and Exchange
               Commission or its staff upon request.
*99.B     --   Certification of Chief Financial Officer pursuant to 18
               U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
               Sarbanes-Oxley Act of 2002. A signed original of this
               written statement required by sec. 906 has been provided to
               Cedar Brakes I, L.L.C. and will be retained by Cedar Brakes
               I, L.L.C. and furnished to the Securities and Exchange
               Commission or its staff upon request.