Form 10-Q
period 2003-03-31
CEDAR BRAKES I LLC
filed 2003-05-15
CIK 1126311

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of May 12, 2003, 100 percent of the membership interest of Cedar Brakes I, L.L.C. is owned directly by Mesquite Investors, L.L.C. Such membership interest is not publicly traded and therefore has no separate, quantifiable market value.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             CEDAR BRAKES I, L.L.C.

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                QUARTER ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Operating revenues
  Electricity sales.........................................  $13,252   $16,146
                                                              -------   -------
Operating expenses
  Electricity purchases -- affiliate........................    5,160     6,404
  Change in fair value of power agreements..................    7,041       606
  Administrative fees -- affiliate..........................       25        25
  Other.....................................................       --        10
                                                              -------   -------
                                                               12,226     7,045
                                                              -------   -------
Operating income............................................    1,026     9,101
                                                              -------   -------
Other (income) expense
  Interest income...........................................      (68)     (107)
  Interest and debt expense.................................    6,532     6,534
                                                              -------   -------
                                                                6,464     6,427
                                                              -------   -------
Net income (loss)...........................................  $(5,438)  $ 2,674
                                                              =======   =======

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               MARCH 31,   DECEMBER 31,
                                                                 2003          2002
                                                               ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $  8,890      $ 24,710
  Accounts receivable -- Public Service Electric and Gas
     Company................................................      8,688         2,188
  Power purchase agreement..................................     23,316        30,817
  Power services agreement -- affiliate.....................     11,793         4,973
                                                               --------      --------
          Total current assets..............................     52,687        62,688

Power purchase agreement....................................    243,267       268,153
Power services agreement -- affiliate.......................     41,233        22,707
Restricted cash.............................................     12,617        12,952
Deferred financing costs, net...............................      3,829         3,969
                                                               --------      --------
          Total assets......................................   $353,633      $370,469
                                                               ========      ========

                           LIABILITIES AND MEMBER'S CAPITAL

Current liabilities
  Accounts payable
     Trade..................................................   $     96      $    126
     Affiliate..............................................      5,173         2,109
  Accrued interest payable..................................      3,154         9,714
  Current maturities of long-term debt......................     11,026         7,872
                                                               --------      --------
          Total current liabilities.........................     19,449        19,821
Long-term debt, less current maturities.....................    285,844       296,870

Commitments and contingencies

Member's capital............................................     48,340        53,778
                                                               --------      --------
          Total liabilities and member's capital............   $353,633      $370,469
                                                               ========      ========

                            See accompanying notes.

                             CEDAR BRAKES I, L.L.C.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  QUARTER ENDED
                                                                    MARCH 31,
                                                               -------------------
                                                                 2003       2002
                                                               --------   --------
Cash flows from operating activities
  Net income (loss).........................................   $ (5,438)  $  2,674
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Change in fair value of power agreements...............      7,041        606
     Amortization of deferred financing costs...............        140        140
     Working capital changes
       Accounts receivable -- Public Service Electric and
        Gas Company.........................................     (6,500)    (4,813)
       Accounts payable -- trade and affiliate..............      3,034      1,887
       Accrued interest payable.............................     (6,560)    (6,807)
                                                               --------   --------
          Net cash used in operating activities.............     (8,283)    (6,313)
                                                               --------   --------
Cash flows from financing activities
  Principal payments on long-term debt......................     (7,872)    (5,858)
  Distributions to member...................................         --     (1,200)
  Change in restricted cash.................................        335        249
                                                               --------   --------
          Net cash used in financing activities.............     (7,537)    (6,809)
                                                               --------   --------
Change in cash and cash equivalents.........................    (15,820)   (13,122)
Cash and cash equivalents
  Beginning of period.......................................     24,710     22,804
                                                               --------   --------
  End of period.............................................   $  8,890   $  9,682
                                                               ========   ========
Supplemental disclosure of cash flow information
  Cash paid for interest....................................   $ 12,952   $ 13,201
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

     We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The condensed financial statements as of March 31, 2003, and for the quarters ended March 31, 2003 and 2002, are unaudited. We derived the condensed balance sheet as of December 31, 2002 from the audited balance sheet filed in our 2002 Form 10-K. We believe we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not necessarily indicate the results of operations for the entire year.

     Our accounting policies are consistent with those discussed in our 2002 Form 10-K.

  Potential Changes in Mesquite Investors' Ownership

     Chaparral Investors, L.L.C. is the parent of Mesquite Investors, our sole member. Prior to March 17, 2003, Chaparral was owned approximately 20 percent by a wholly owned subsidiary of El Paso and 80 percent by Limestone Electron Trust, an unaffiliated third party. On March 17, 2003, El Paso contributed $1 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interest in Chaparral, we would become a wholly owned, indirect subsidiary of El Paso.

2. COMMITMENTS AND CONTINGENCIES

  Power Purchase Agreement

     We have a power purchase agreement with Public Service Electric that extends through August 2013. Under this agreement, we are required to arrange for 123 megawatts per day of electric capacity to be made available to Public Service Electric, and we are required to sell and deliver electric energy to Public Service Electric at established prices and at any delivery point within the Pennsylvania-New Jersey-Maryland power system. The prices under the agreement are specified on an annual basis and escalate each year over the contract term. For 2002, the price was $73.53 per megawatt hour, and for 2003, the price is $74.64 per megawatt hour, increasing annually to $92.43 per megawatt hour in 2013. The amount of energy delivered under this agreement is subject to an annual minimum and maximum requirement. We must deliver a minimum of 394,000 megawatt hours annually, with 40,000 megawatt hours required in each of the months of June through September during the on-peak hours. The remainder of the minimum requirements must be met during the other months in the year. During any one year, total deliveries cannot exceed the specified maximum amounts, which range from 788,954 megawatt hours to 855,779 megawatt hours over the life of the agreement.

     If we fail to deliver all or part of the scheduled energy or fail to schedule sufficient deliveries to meet the minimum energy delivery requirements for reasons within our control, Public Service Electric's payment to us may be reduced by a credit, if any, for energy purchased by Public Service Electric over the prices stated in our power purchase agreement. No credits were applied during the quarters ended March 31, 2003 or 2002.

     If we fail to provide all or part of the required electric capacity for reasons within our control, Public Service Electric must use reasonable efforts to purchase replacement capacity in the amount of the shortfall. We must reimburse Public Service Electric for all costs associated with the replacement capacity. If Public Service Electric is unable to replace this capacity shortfall, Public Service Electric's payment to us will be reduced by a credit as specified in the power purchase agreement. Generally, the credit would equal the deficiency charge, if any, payable by Public Service Electric as a direct result of our failure to provide the required electric capacity. No credits were applied during the quarters ended March 31, 2003 or 2002.

  Power Services Agreement

     In order to meet our electric energy delivery and electric capacity commitments under the power purchase agreement, we entered into a power services agreement with El Paso Merchant. The power services agreement has the same term as the power purchase agreement. Under this agreement, we purchase energy at an established price and at quantities sufficient to meet our obligations to Public Service Electric. The price under the power services agreement was $29.30 per megawatt hour in 2002, is $28.56 per megawatt hour in 2003 and will be $27.94 per megawatt hour in 2004. Beyond 2004, these prices escalate each year to $33.75 per megawatt hour in 2013.

     Under the power services agreement, El Paso Merchant must schedule and deliver to us during each year both the minimum hourly electric energy deliveries and the full amount of electric energy deliveries that we are obligated to deliver under our power purchase agreement with Public Service Electric and El Paso Merchant must also make available to us capacity credits equal to the electric capacity we are required to provide under our power purchase agreement with Public Service Electric. If El Paso Merchant fails to deliver all or part of the scheduled energy to us for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as the credit to Public Service Electric described above. No credits were taken during the quarters ended March 31, 2003 or 2002.

     The power services agreement also provides that El Paso Merchant deliver sufficient amounts of electric capacity to meet our capacity requirements under the power purchase agreement. If El Paso Merchant fails to provide all or part of the capacity, for any reason within their control, our payment to El Paso Merchant will be reduced by a credit calculated in the same manner as our payment to Public Service Electric as a direct result of our failure to provide capacity under the power purchase agreement. No credits were taken during the quarters ended March 31, 2003 or 2002. El Paso Merchant's performance under this agreement has been guaranteed by El Paso Corporation under a performance guaranty (see Note 3).

3. RELATED PARTY TRANSACTIONS

  Power Services Agreement

     El Paso Merchant provides electric energy and electric capacity to us under the power services agreement as discussed above. Purchases under this agreement were based on market rates at the time the agreement was negotiated. Total purchases during 2003 and 2002 are reflected as electricity purchases -- affiliate in our condensed statements of operations. Amounts owed under the agreement are included in accounts payable -- affiliate on our condensed balance sheets. See Note 2 for further discussion.

  Administrative Services Agreement

     We have an administrative services agreement with El Paso Merchant to provide project management, finance and accounting services to us for a fee of $100,000 per year through 2013. In addition to the base fee, we are obligated to reimburse El Paso Merchant for direct expenses other than project management, finance and accounting services that may be incurred on our behalf. Fees and expenses under this agreement are due and payable only to the extent that we have sufficient cash after paying obligations under our bond indenture. Total fees incurred under this agreement during 2003 and 2002 are reflected as administrative fees -- affiliate in our condensed statements of operations. Amounts owed under this agreement are included in accounts payable -- affiliate on our condensed balance sheets.

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

     On February 7, 2003, Standard and Poor's Ratings Services downgraded El Paso's senior unsecured debt to a rating of "B" and on February 11, 2003, Moody's Investors Service downgraded El Paso's senior unsecured debt ratings to "Caa1". Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades.

  Distributions

     As permitted by the senior secured bond indenture and our limited liability company agreement, cash distributions may be made to our member on February 15 of each year for all excess cash, provided that no event of default or defaults have occurred and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00. A distribution of $1.2 million was paid to our member during February 2002. No distribution was payable or paid in February 2003.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

     As of March 31, 2003 and December 31, 2002, the carrying amounts of our financial instruments including cash, cash equivalents and trade receivables and payables are representative of fair value because of their short-term nature. The fair value of our long-term debt was $244.0 million as of March 31, 2003, and $228.6 million as of December 31, 2002. The fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues. The fair values of our derivative instruments are reflected on our condensed balance sheets.

     On February 10, 2003, Standard and Poor's downgraded its ratings on our bonds to "B" and on February 12, 2003, Moody's downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch Ratings downgraded its ratings on our bonds to "BB+" and on February 14, 2003, Fitch cut its rating further to "B". The downgrades by all of the rating agencies are the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our power services and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings, indicating the possibility of further downgrades. These downgrades and further downgrades of El Paso credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2002 Form 10-K dated March 31, 2003, in addition to the condensed financial statements and notes presented in
Item 1 of this Quarterly Report on Form 10-Q.

RECENT DEVELOPMENTS

Downgrade of Our Bonds

     On February 10, 2003, Standard and Poor's downgraded its ratings on our bonds to "B" and on February 12, 2003, Moody's downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch Ratings downgraded its ratings on our bonds to "BB+" from "BBB" and, on February 14, 2003, Fitch cut its ratings further to "B". The downgrades by all of the rating agencies are the result of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our power services and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings indicating the possibility of further downgrades.

Potential Changes in Mesquite Investors' Ownership

     Chaparral Investors, L.L.C. is the parent of Mesquite Investors, our sole member. Prior to March 17, 2003, Chaparral was owned approximately 20 percent by a wholly owned subsidiary of El Paso and 80 percent by Limestone Electron Trust, an unaffiliated third party. On March 17, 2003, El Paso contributed $1 billion to Limestone in exchange for a non-controlling interest which increased El Paso's effective ownership in Chaparral to approximately 90 percent. Also in March 2003, El Paso notified Limestone that it would exercise its rights to purchase all of the outstanding third party equity in Limestone on May 31, 2003. If El Paso acquires the remaining Limestone equity interest in Chaparral, we would become a wholly owned, indirect subsidiary of El Paso.

Downgrade of El Paso Corporation's Credit Ratings

     On February 7, 2003, Standard and Poor's downgraded El Paso's senior unsecured debt to a rating of "B." On February 11, 2003, Moody's downgraded El Paso's senior unsecured debt ratings to "Caa1." Both rating agencies maintain a negative outlook on El Paso's credit ratings, indicating the possibility of further ratings downgrades. El Paso is the parent of El Paso Merchant. The credit rating downgrades of El Paso may impact El Paso Merchant's ability to perform under the provisions of the power services or administrative services agreements.

El Paso Corporation Announces Exit of Energy Trading Activities

     El Paso's credit downgrades in the third and fourth quarters of 2002 and the deterioration of the energy trading environment led to its decision in November 2002 to exit the energy trading business and pursue an orderly liquidation of its trading portfolio. El Paso anticipates this liquidation may occur through 2004. If El Paso seeks to assign its obligations under the power services and administrative services agreements to another party, our indenture requires the consent of the bondholders to any such assignment. El Paso has guaranteed to us the punctual performance of all of El Paso Merchant's obligations under the power services and administrative services agreements. We are in the process of evaluating what impact, if any, this announcement will have on these agreements. If El Paso Merchant ceases to perform its obligations under its agreements with us and El Paso fails to meet its obligations under the guaranty, there can be no assurance that we will be able to make payments of principal and interest on our debt. In such event, we would be able to seek a replacement power provider and administrative services provider and to pursue our remedies under the contracts with El Paso Merchant and the guaranty issued by El Paso.

El Paso Proxy Contest

     On February 18, 2003, Selim Zilkha, a stockholder of El Paso, announced his intention to initiate a proxy solicitation to replace El Paso's entire board of directors with his own nominees and on May 12, 2003, Mr. Zilkha filed his definitive proxy statement to that effect with the SEC. This proxy contest may be highly disruptive and may negatively impact El Paso's ability to achieve the stated objectives of its 2003 Operational and Financial Plan. In addition, El Paso may have difficulty attracting and retaining key personnel until such proxy contest is resolved. Therefore, this proxy contest, whether or not successful, could have a material adverse effect on El Paso's liquidity and financial condition, which, in turn, could adversely affect our liquidity and financial condition.

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

     We account for our power purchase agreement and our power services agreement as derivative instruments under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As a result, the power purchase and power services agreements are recorded on our condensed balance sheets at their estimated fair values, with changes in those estimated fair values recorded in our condensed statements of operations.

     As of March 31, 2003, these agreements had an estimated net fair value of $319.6 million. For the quarter ended March 31, 2003, the change in estimated net fair value of these agreements was a decrease of $7.0 million and was recorded as a component of operating expenses in our condensed statement of operations. The fair values of these agreements are calculated based on expected cash receipts and payments under the agreements compared to the estimated future market prices of power. These estimated market prices for power consider a combination of available market data and pricing information supplied by a third party. The differences between market and contractual prices are then discounted using discount rates that consider the counterparty credit risk and current and anticipated market conditions as reflected in the United States treasury rate. We make adjustments to this discount rate when we believe that market changes in the rates result in changes in fair values that can be realized. As of March 31, 2003 and 2002, the discount rates used to calculate the fair value of the power purchase agreement were 6.44 percent and 7.70 percent and the rates used to calculate the fair value of the power services agreement were 13.35 percent and
7.63 percent. The discount rate used in March 2003 of 13.35 percent for the power services agreement decreased from the rate of 15.35 percent used at December 31, 2002 due to a decrease in the counterparty credit spread.

RESULTS OF OPERATIONS

First Quarter 2003 Compared to First Quarter 2002

     For the quarter ended March 31, 2003, we had a net loss of $5.4 million compared to net income of $2.7 million for the quarter ended March 31, 2002. The loss for the quarter ended March 31, 2003 was primarily the result of a decrease in the volume of megawatt hours delivered and a decrease in the estimated fair value of our power agreements. During the first quarter of 2003, we generated operating revenues of $13.3 million from the sale of approximately 175,200 megawatt hours of electric energy and from providing electric capacity to Public Service Electric, compared to revenues of $16.1 million from the sale of approximately 220,000 megawatt hours of electric energy and providing electric capacity for the same period in 2002. The decrease of approximately 44,800 megawatt hours delivered is primarily the result of higher electric energy market prices in 2003 over 2002. As market prices for electric energy increase, El Paso Merchant has the ability, under the power services agreement, to reduce the megawatt hours delivered to Public Service Electric to a level no lower than the required minimum energy deliveries under the agreement. Operating expenses were approximately $12.2 million for the first quarter of 2003 and $7.0 million for the first quarter of 2002. The increase in operating expenses was primarily due to a larger decrease in the estimated fair value of our power agreements in 2003. The larger decrease in the fair value of our power agreements during 2003 was primarily due to the increase in the discount rate used to estimate the fair value of our power services agreement and a decrease in the discount rate used to estimate the fair value of our power purchase agreement from March 2002 to March 2003. Our operating expenses also include fees incurred under our administrative services agreement with El Paso Merchant.

LIQUIDITY AND CAPITAL RESOURCES

Cash from Operating Activities

     Net cash used in operating activities was $8.3 million for the quarter ended March 31, 2003 compared to net cash used in operating activities of $6.3 million for the same period in 2002. The increase in cash used was primarily due to decreases in electric energy and electric capacity sales to Public Service Electric partially offset by decreases in electricity purchases.

Cash from Financing Activities

     Net cash used in financing activities was $7.5 million for the quarter ended March 31, 2003 and consisted primarily of a $7.9 million principal payment on our long-term debt made on February 15, 2003, partially offset by a decrease in restricted cash.

Distributions and Debt Service

     Under our bond indenture, cash distributions may be made to our member on February 15 of each year for all excess cash, provided that no event of default or defaults have occurred and the debt coverage ratio calculated as of that date for the most recently ended six-month period equals or exceeds 1.03 to 1.00. A distribution of $1.2 million was paid to our member during February 2002. No distributions were made in February 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The fair value of our debt is exposed to changing interest rates and underlying credit risks. The fair value of our long-term, fixed rate debt was $244.0 million as of March 31, 2003 and $228.6 million as of December 31, 2002. The fair value of our long-term debt was estimated based on quoted market prices for the same or similar issues.

     On February 10, 2003, Standard and Poor's downgraded its ratings on our bonds to "B" and on February 12, 2003, Moody's downgraded its ratings on our bonds to "Caa1". In January 2003, Fitch downgraded its ratings on our bonds to "BB+" and, on February 14, 2003, Fitch cut its ratings to "B". The downgrades by all of the rating agencies are the results of previous actions taken by the rating agencies on the credit ratings of El Paso, which guarantees El Paso Merchant's performance under our power services and administrative services agreements. All of the rating agencies maintain a negative outlook on our credit ratings, and El Paso's credit ratings, indicating the possibility of further downgrades. Further downgrades of El Paso's credit ratings could indirectly have a negative impact on the fair value of our long-term debt.

     Our power agreements are also sensitive to interest rate fluctuations since the anticipated cash flows from these agreements are discounted at a United States Treasury rate, adjusted for credit risk, to arrive at their fair value. Changes in these rates impact our fair value estimates. The sensitivity of the fair value of our power agreements to changes in interest rates is as follows:

                                                              1% INCREASE           1% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Power purchase agreement.......................  $266.6   $253.7     $(12.9)    $280.3     $13.7
Power services agreement.......................    53.0     50.9       (2.1)      55.3       2.3
                                                 ------   ------     ------     ------     -----
          Total................................  $319.6   $304.6     $(15.0)    $335.6     $16.0
                                                 ======   ======     ======     ======     =====

COMMODITY PRICE RISK

     Our power purchase agreement and power services agreement meet the definition of derivatives under the provisions of SFAS No. 133, as amended, and are carried at their estimated fair value. The fair value of these agreements at March 31, 2003 was estimated considering the expected estimated cash receipts and payments under these agreements using contractual prices under these agreements compared to anticipated future power prices discounted at a risk-adjusted rate commensurate with the term of each contract and the credit risk of the counterparty. Our estimates of the timing of cash receipts and payments are based on the anticipated timing of power delivery under these agreements. These estimates also consider the minimum and maximum energy delivery requirements under those agreements. Estimates of the future prices of power consider the forward pricing curve of the appropriate power delivery and receipt points, and this curve is derived from the actual prices observed in the market and pricing information supplied by a third party. Changes in future prices impact the fair value of these agreements.

     The sensitivity of the fair value of our power agreements to changes in commodity prices is as follows:

                                                             10% INCREASE          10% DECREASE
                                                          -------------------   -------------------
                                                  FAIR     FAIR     INCREASE     FAIR     INCREASE
                                                 VALUE    VALUE    (DECREASE)   VALUE    (DECREASE)
                                                 ------   ------   ----------   ------   ----------
                                                                   (IN MILLIONS)
Power purchase agreement.......................  $266.6   $240.7     $(25.9)    $292.5     $25.9
Power services agreement.......................    53.0     58.3        5.3       47.7      (5.3)
                                                 ------   ------     ------     ------     -----
          Total................................  $319.6   $299.0     $(20.6)    $340.2     $20.6
                                                 ======   ======     ======     ======     =====

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent auditors and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report, as appropriate.

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

                                            CEDAR BRAKES I, L.L.C.

Date: May 15, 2003                                                     /s/ JOHN L. HARRISON
                                                             -----------------------------------------
                                                                         John L. Harrison
                                                                      Senior Vice President,
                                                                     Chief Financial Officer,
                                                                           Treasurer and
                                                                          Class A Manager
                                                                   (Principal Financial Officer)

Date: May 15, 2003                                                       /s/ BRYAN E. SEAS
                                                             -----------------------------------------
                                                                           Bryan E. Seas
                                                                   Vice President and Controller
                                                                  (Principal Accounting Officer)

                                 CERTIFICATION

I, Robert W. Baker, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003
                                        /s/ ROBERT W. BAKER
                                        ----------------------------------------
                                        Robert W. Baker
                                        President
                                        (Principal Executive Officer)
                                        Cedar Brakes I, L.L.C.

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003
                                        /s/ JOHN L. HARRISON
                                        ----------------------------------------
                                        John L. Harrison
                                        Senior Vice President,
                                        Chief Financial Officer,
                                        Treasurer and Class A Manager
                                        (Principal Financial Officer)
                                        Cedar Brakes I, L.L.C.

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